Form 10QSB
period 1996-09-30
COMMUNITY CARE SERVICES INC
filed 1996-12-02
CIK 1005139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

__X__ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended SEPTEMBER 30, 1996

                                ----------------

         Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number     333-1700
                           --------

                          COMMUNITY CARE SERVICES, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               New York                            13-3677548
    ----------------------------------        -------------------
    (State or other of Jurisdiction of        (I.R.S. Employer)
       Incorporation or Organization)         Identification No.)

                                18 Sargent Place
                              Mt. Vernon, NY 10550
                    ----------------------------------------
                    (Address of Principal Executives Offices)

                                 (914) 665-9050
                           ---------------------------
                           (Issuer's Telephone Number)


                    ----------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____  No ___X___

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __________ No __________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,225,000

         Transitional Small Business Disclosure Format (check one):
Yes____X_____ No _______

                          COMMUNITY CARE SERVICES, INC.
                      Second Quarter Report on Form 10-QSB
                    For The Quarter Ended September 30, 1996

                                TABLE OF CONTENTS





                                                                                                      Page
                                                                                                      ----
Part I.       Financial Information


Item I.       Financial Statements

              Condensed Balance Sheets as at September 30, 1996 (unaudited) and
                March 31, 1996 and Pro Forma as at September 30, 1996                                    2

              Condensed Statements of Income for the Six and Three
                Months Ended September 30, 1996 and 1995 (unaudited)                                     3

              Condensed Statements of Cash Flows for the Six
                Months Ended September 30, 1996 and 1995 (unaudited)                                     4

              Notes to Condensed Financial Statements                                                   5-6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                           7-9



Part II.      Other Information


Item 1.       Legal Proceedings                                                                           10


Item 6.       Exhibits and Reports on Form 8-K                                                            10


Signature                                                                                                 11



                                        COMMUNITY CARE SERVICES, INC.

                                              BALANCE SHEETS

                                                                              As at                          As at
                                                                            March 31,                   September 30,
                                                                              1996               1996                  1996
                                                                            ---------            ---------        ---------
                                                                                            (Unaudited)         (Unaudited)
                      ASSETS                                                                                     (ProForma)
                                                                                                                   (Note B)
Current Assets:
  Cash....................................................                $   191,000          $   154,000       $5,077,000
  Accounts receivable, trade-net..........................                  2,808,000            3,108,000        3,108,000
  Inventories.............................................                    441,000              546,000          546,000
  Prepaid expenses........................................                      4,000               46,000           46,000
                                                                            ---------            ---------        ---------
        Total Current Assets..............................                  3,444,000            3,854,000        8,777,000

Rental equipment-net......................................                  1,284,000            1,308,000        1,308,000
Property and equipment-net................................                    218,000              242,000          242,000
Covenant not to compete-net ..............................                     75,000               38,000           38,000
Accounts and customers lists-net..........................                    140,000              130,000          130,000
Security deposits ........................................                     36,000               36,000           36,000
Deferred offering costs...................................                    193,000              389,000                0
Deferred debt costs.......................................                     77,000               49,000                0
                                                                           ----------           ----------      -----------

                TOTAL.....................................                 $5,467,000           $6,046,000      $10,531,000
                                                                           ==========           ==========      ===========

                    LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses...................                 $2,179,000           $2,487,000       $2,280,000
  Current portion of long term debt.......................                    691,000            1,277,000          347,000
  Note payable-bank.......................................                    200,000              200,000                0
  Due to Adam Health Care Equipment Corp..................                  1,171,000            1,171,000        1,171,000
  Income taxes payable....................................                    181,000              303,000          303,000
  Due to stockholders, affiliates
   & former stockholders..................................                          0              255,000                0
                                                                           ----------           ----------      -----------
      Total Current Liabilities...........................                  4,422,000            5,693,000        4,101,000

Long-term debt............................................                    932,000                    0                0
Deferred income tax payable...............................                      9,000                9,000            9,000
                                                                           ----------           ----------      -----------

          Total Liabilities...............................                  5,363,000            5,702,000        4,110,000
                                                                           ----------           ----------      -----------

Commitments and Contingencies

               STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
20,000,000 shares, issued and outstanding
4,730,000 shares September 30, 1996 and
March 31, 1996, 6,225,000 shares issued and
outstanding September 30, 1996 ProForma...................                     47,000               47,000           62,000
Preferred stock, $.01 par value; authorized 1,000,000
shares none issued
Additional paid in capital................................                    328,000              328,000        6,455,000
Accumulated deficit.......................................                   (271,000)             (31,000)         (96,000)
                                                                           ----------           ----------      -----------

      Total Stockholders Equity...........................                    104,000              344,000        6,421,000
                                                                           ----------           ----------      -----------
                TOTAL.....................................                 $5,467,000           $6,046,000      $10,531,000
                                                                           ==========           ==========      ===========

       See accompanying notes to unaudited condensed financial statements

                          COMMUNITY CARE SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                  - Unaudited -




                                                                    For The                            For The
                                                               Six Months Ended                  Three Months Ended
                                                                 September 30,                      September 30
                                                               ----------------                  ------------------


                                                                 1996             1995             1996              1995
                                                             ----------       ----------        ----------       ----------

Net Revenues................................                 $5,054,000       $2,204,000        $2,566,000       $1,162,000
                                                             ----------       ----------        ----------       ----------

Costs and Expenses:
  Cost of net revenues
    Product and supply costs................                  2,038,000          793,000         1,017,000          426,000
    Rental equipment depreciation...........                    165,000          103,000            83,000           49,000
                                                             ----------       ----------        ----------       ----------

                                                              2,203,000          896,000         1,100,000          475,000

Selling, general and administrative.........                  2,035,000        1,000,000         1,026,000          521,000

Provision for doubtful accounts.............                    180,000          105,000           137,000           52,000

Amortization of intangible assets...........                     86,000           47,000            43,000           23,000
                                                             ----------       ----------        ----------       ----------

Total Cost and Expenses.....................                  4,504,000        2,048,000         2,306,000        1,071,000
                                                             ----------       ----------        ----------       ----------

     Operating Income.......................                    550,000          156,000           260,000           91,000

Interest Expense............................                    122,000           55,000            57,000           29,000
                                                             ----------       ----------        ----------       ----------

Income before provision for
  income taxes..............................                    428,000          101,000           203,000           62,000
Provision for income taxes..................                    188,000                0            89,000                0
                                                             ----------       ----------        ----------       ----------

  NET INCOME-HISTORICAL.....................                 $  240,000          101,000        $  114,000           62,000
                                                             ----------                         ----------

Pro Forma
Pro Forma Income Taxes......................                                      40,000                             24,000
                                                                             -----------                          ---------

  NET INCOME - PRO FORMA....................                                 $    61,000                          $  38,000
                                                                             ===========                          =========

Per share data
Net income per common share.................                 $      .05      $       .01        $     .02   $     $     .01
                                                             =========         =========         =========        =========

Weighted average number of common
    shares outstanding......................                 4,730,000         4,730,000         4,730,000        4,730,000
                                                             =========         =========         =========        =========






       See accompanying notes to unaudited condensed financial statements

                          COMMUNITY CARE SERVICES, INC.
                            Statements of Cash Flows
                                  - Unaudited -

                                                                                             Six Months Ended
                                                                                               September 30,
                                                                                         -----------------------
                                                                                          1996             1995
                                                                                         ------           ------
                                                                                                 (Unaudited)
Cash flow from operating activities:
Net income........................................................                       $240,000          $101,000
Adjustments to reconcile net income
to cash provided by operating activities:
  Depreciation & amortization expense.............................                        235,000           158,000
  Amortization of deferred unit cost and
    debt discount.................................................                         30,000                 0
  Loss on disposal of rental equipment............................                         41,000                 0
  Provision for doubtful accounts.................................                       (120,000)          105,000
Changes in operating assets and liabilities:
      (Increase) in accounts receivable-trade.....................                       (180,000)         (718,000)
      (Increase) decrease in inventories..........................                       (105,000)           29,000
      (Increase) decrease in prepaid expenses.....................                        (42,000)            5,000
      Increase in accounts payable and
        accrued expenses..........................................                        306,000           466,000
      Increase in income taxes payable............................                        121,000                 0
                                                                                         --------          --------

       Net cash provided by operating activities..................                        526,000           146,000
                                                                                         --------          --------

Cash flows from investing activities:
  Acquisition of rental equipment.................................                       (233,000)         (409,000)
  Acquisition of property and equipment...........................                        (41,000)          (26,000)
                                                                                         --------          --------

       Net cash (used in) investing activities....................                       (274,000)         (435,000)
                                                                                         --------          --------

Cash flow from financing activities:
  Proceeds from promissory notes..................................                        300,000                 0
  Proceeds of bank borrowings ....................................                              0           151,000
  Principal repayments on bank borrowings.........................                              0           (38,000)
  Principal repayment of note payable to suppliers................                       (392,000)          182,000
  Deferred offerings costs........................................                       (197,000)          (27,000)
  Proceeds from issuance of common stock..........................                              0            22,000
                                                                                         --------          --------

       Net cash (used in) provided by financing activities........                       (289,000)          290,000
                                                                                         --------          --------

NET (DECREASE) INCREASE IN CASH...................................                        (37,000)            1,000

Cash at beginning of period ......................................                        191,000            76,000
                                                                                         --------          --------

CASH AT END OF PERIOD.............................................                      $ 154,000         $  77,000
                                                                                        =========         =========

Supplementary disclosures of cash flow information:
Cash paid during the period:
  Interest........................................................                         56,000            55,000
  Taxes...........................................................                         65,000                 0





       See accompanying notes to unaudited condensed financial statements

                          COMMUNITY CARE SERVICES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(Note A) - Basis of Presentation

         (1) Community Care Services Inc. (the 'Company') operates a home health care business which sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies primarily in the five boroughs of New York City, Westchester, Rockland, and Nassau counties of New York State, as well as the northern regions of New Jersey and the southern region of Connecticut.

         The accompanying condensed financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, as at September 30, 1996, and the results of operations, and cash flows for the six and three months ended September 30, 1996, and for all periods presented have been made. The results of operations for the six and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997. The unaudited interim condensed financial statements should be read in connection with the audited financial statements and notes thereto included in Amendment No.4 to the Company's Form SB-2 (file no. 333-1700) filed with the Securities and Exchange Commission on October 3, 1996, pursuant to which the Company completed the initial public offering of its common stock (the 'Offering').

         (2) Net income per common share is computed based on the weighted average number of shares outstanding during the periods and giving retroactive effect to the conversion of common shares for warrants and the 2.2 for 1 stock split, both effected in August 1996.


(Note B) - Initial Public Offering

         On October 18, 1996, the Company completed the Offering of 1,495,000 shares of its common stock. The Offering resulted in net proceeds of approximately $7,074,000 before deduction of certain expenses payable by the Company. The Company used the net proceeds of the Offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately of $39,000; and repayment of bank credit line principle and accrued interest of approximately $201,000.

         Refererence is made to the Pro Forma Balance Sheet which gives effect to the aforementioned transactions as if the Offering had taken place on September 30, 1996.


(Note C) - Commitments and Contingencies

         In April 1993, the Company purchased certain assets and the business of Adam Health Care Equipment Corporation. ("Adam"), a company in the same industry, for $1,500,000 (the "Purchase Price"). In addition, the Company paid Adam an additional $86,000 representing an adjustment to the Purchase Price mainly for used equipment and parts. The Company paid $150,000 at the execution of this agreement and $300,000 at the closing. $1,000,000 of the balance was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

         In 1993, the Company commenced an action against Adam and its principals arising out of the acquisition. The complaint alleges that the defendants made numerous misrepresentations relating to the business previously conducted by Adam. The complaint seeks recovery of damages of $1,500,000, additional punitive damages, the reduction of the original purchase price or rescission of the original purchase agreement. The defendants have asserted counterclaims against the Company. The counterclaims seek the payment of the unpaid purchase price of $1,050,000 and collection expense of over $175,000. Defendants also allege various additional causes of action, claiming plaintiffs converted or interfered with the collection of property owned or due to defendants and seek damages of over $7,000,000, including $5,000,000 in punitive damages. The Company believes it has meritorious defenses to the counterclaims. However, there can be no assurance that the Company will be successful in recovering damages for its claims or in defending itself against the counterclaims.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Versus Three Months Ended September 30,
1995

         Net Revenues - Net revenues increased by approximately $1,404,000 or 120.8% to $2,566,000 for the three months ended September 30, 1996 from $1,162,000 for the three months ended September 30, 1995. This increase was primarily due to the expansion of the Company's medical supply business after the Company became a provider of disposable medical supplies for the largest certified home health care agency in New York and the further development of the Company's rehabilitation products division. Additionally, the increase in net revenues was due primarily to the Company offering new servies to the existing client base and by obtaining additional managed care organizations as new clients.


         Cost of Net Revenues - Cost of net revenues increased by approximately $625,000 or 131.6% to $1,100,000 for the three months ended September 30, 1996 from $475,000 for the three months ended September 30, 1995. Cost of net revenues increased as a percentage of net revenues to 42.9% for the three months ended September 30, 1996 from 40.9% for the three months ended September 30, 1995. This increase in percentage of cost of net revenues is primarily attributable to the increased sales volume of medical supplies, which has a higher product cost than durable medical equipment; coupled with the increased sales, rather than rentals, of durable medical equipment.

         Selling, General and Administrative - Selling, general and administrative expenses increased by approximately $505,000 or 96.9%, to $1,026,000 for the three months ended September 30, 1996 from $521,000 for three months ended September 30, 1995, but decreased as a percentage of net revenues to 40.0%, from 44.8%. The decrease in expenses as a percentage of net revenues was primarily, attributable to the sales, rather than rentals of durable medical equipment which results in lower overhead costs such as reduced maintenance and administrative costs. The Company has continued to monitor the growth of its operating overhead in relationship to its sales growth.

         Operating Income - The operating income increased by approximately $169,000 to $260,000 for the three months ended September 30, 1996 from $91,000 for the three months ended September 30, 1995. The operating income as a percentage of net revenues was 10.1% for the three months ended September 30, 1996 as compared to 7.8% for the three months ended September 30, 1995. The increase was primarily due to the increase in net revenues and a decrease in the selling general and administrative expenses as a percentage of net revenues as stated above.

         Interest Expenses - Interest expense increased by approximately $28,000 or 96.6% to $57,000 for the three months ended September 30, 1996 from $29,000 for the three months ended September 30, 1995. The increase in outstanding indebtedness resulted from the Company's need to receive financing prior to the completion of the Company's offering.

         Net Income - The Company had net income-historical of approximately $114,000 for the three months ended September 30, 1996 and net income-pro forma of $38,000 for the three months ended September 30, 1995. The increase of $76,000 is attributable to the reasons described above.


Six Months Ended September 30, 1996 Versus Six Months Ended September 30, 1995

Results of Operations

         Net revenues - Net revenues increased by approximately $2,850,000 or 129.3% to $5,054,000 for the six months ended September 30, 1996 from $2,204,000 for the six months ended September 30, 1995. This increase was primarily due to the expansion of the Company's medical supply business after the Company became a provider of disposable medical supplies for the largest certified home health care agency in New York and the further development of the Company's rehabilitation products division. Additionally, the increase in net revenues was due primarily to the Company offering new services to the existing client base and by obtaining additional managed care organizations as new clients.

         Cost of Net Revenues - Cost of net revenues increased by approximately $1,307,000 or 145.9%, to $2,203,000 for the six month ended September 30, 1996 from $896,000 for the six months ended September 30, 1995. Cost of net revenues increased as percentage of net revenues to 43.6% for the six months ended September 30, 1996 from 40.7% for the six months ended September 30, 1995. This increase in cost of net revenues as a percentage of net revenues for the six months ended September 30, 1996 is primarily attributable to the increased sales volume of medical supplies which have a higher product cost than durable medical equipment; coupled with the increased sales, rather than rentals, of durable medical equipment.

         Selling, General and Administrative Expenses - Selling, general and administrative increased by approximately $1,035,000, or 103.5% to $2,035,000 for the six months ended September 30, 1996 from $1,000,000 for the six months ended September 30, 1995, but decreased 5.1% as a percentage of net revenues to 40.3% from 45.4%. The decrease as a percentage of net revenues was primarily attributable to the sales, rather than rentals of durable medical equipment which results in lower overhead costs, such as reduced maintenance and administrative costs. The company has continued to monitor the growth of its operating overhead in relationship to its sales growth.

         Operating Income - The company had operating income of approximately $550,000 for the six months ended September 30, 1996, as compared to operating income of $156,000 for the six months ended September 30, 1995. This was mainly attributed to the Company's significant increase in net revenues while certain operating costs and expenses did not increase proportionally with the increase in net revenues.

         Interest Expense - Interest expense increased by approximately $67,000 or 121.8% to $122,000 for the six month ended September 30, 1996 from $55,000 at September 30, 1995. The increase is attributable to an increase in outstanding indebtedness, primarily, approximately $937,000 8% promissory notes. These promissory notes and related accrued interest were paid off with the proceeds of the Offering.

         Net Income - The Company had net income-historical of approximately $240,000 at September 30, 1996, compared with net income-pro forma of $61,000 at September 30, 1995. The increase of $179,000 is attributable to the reasons described above.

Income Taxes Pro Forma

         The Company had net income-historical of $240,000 and $114,000 for the six and three months ended September 30, 1996, respectively, compared with net income-pro forma of $61,000 and $38,000 for the six and three months ended September 30, 1995, respectively. The September 30, 1995 financial statements give pro forma effect as if the Company's Subchapter S election was terminated for the six months ended September 30, 1995. A Subchapter S election was in effect until November 22, 1995. Federal and New York State corporate income taxes are accrued for both these periods on a pro forma basis. The Company's pro forma income taxes were $40,000 and $24,000 for the six and three months ended September 30, 1995 respectively.

Liquidity and Capital Resources

         The Company completed the Offering in October 1996, and received net proceeds of approximately $7,074,000 before deduction of certain expenses and repayment of debt described below. Prior to the Offering, the Company financed its operations through stockholders loans, private placements, vendor loans and to a lesser extent, bank credit lines.

         From inception through the end of fiscal 1994, the Company financed its operations in part through loans from its officers and directors in the aggregate principal amount of approximately $245,000 which were repaid with the proceeds of the Offering. In the fall of 1995 the Company entered into lease agreement relating to the purchase of inventory and rental equipment at interest rates ranging from 9% to 13% per year. Payments under the lease agreements are paid out of operating revenues. The Company currently has several financing agreements outstanding with several vendors which it expects to satisfy out of cash provided by operating activities. Between April 1995 and January 1996, the Company received net proceeds of approximately $312,000 from equity placements. In February 1996 and the fall of 1995, the Company completed debt private placements of 8% promissory notes as well as warrants and received net proceeds of approximately $937,000. The promissory notes and interest were repaid with the proceeds of the Offering.


         In January 1996, one of the Company's vendors advanced funds to enable the Company to satisfy in full an outstanding line of credit with a bank in the aggregate principal amount of approximately $106,000. As a result, the Company has an outstanding note, secured by inventory, with such vendor in the aggregate principal amount of approximately $106,000 with monthly payments of approximately $9,000 and interest at a rate of 1% over the prime rate, the note will paid off by January 1997.

         Prior to the Offering, the Company had a credit facility with a bank in the aggregate principal amount of $200,000, which was fully drawn down, with interest payable monthly at a rate of 1% above the prime rate. The credit facility was paid off with the proceeds of the Offering.

         Virtually all of the Company's revenues are attributable to payments received from third party payors who generally do not make payments for 75 to 90 days after billing. The Company continues to carefully monitor the aging of the accounts receivable, but such delays in the past required the Company to borrow and seek equity financing.


         The Company however, believes that internally generated funds and the proceeds of the Offering will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for at least the next 12 months. However, the Company may need to obtain additional financing to meet growth opportunities or unanticipated working capital needs. There can be no assurance that additional financing will be available if and when needed by or on terms acceptable to the Company.

         The Company believes that a final judgment in the Adam litigation in its favor would not affect its liquidity, operations, or capital resources, because management believes that a judgment in the Company's favor would result in a reduction of the purchase price to be paid. The Company does not believe such a judgment would have a material adverse effect on its liquidity, operations and capital resources.

         The Company believes that the adoption by the Financial Accounting Standards Board of Financial Accounting Standards ("FAS") No. 121 "Accounting for the Impairment of long-lived Assets to Be Disposed Of" and FASB No. 123, "Accounting for Stock Based-Compensation" will not have a material impact on the Company's financial condition and results of operations.


Seasonality

         The Company generally has not experienced seasonal fluctuation.

Inflation

         The Company believes that the relatively moderate rates of inflation in recent years have not had a significant impact on its net revenues or its profitability.

PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         In April 1993, the Company purchased certain assets and business of Adam Health Care Equipment Corporation. ('Adam'), a company in the same industry, for $1,500,000 (the 'Purchase Price'). In addition, the Company paid Adam an additional $86,000 representing an adjustment to the Purchase Price mainly for used equipment and parts. The Company paid $150,000 at the execution of this agreement and $300,000 at the closing. $1,000,000 of the balance was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

         In 1993, the Company commenced an action against Adam and its principals arising out of the acquisition. The complaint alleges that the defendants made numerous misrepresentations relating to the business previously conducted by Adam. The complaint seeks recovery of damages of $1.050,000 additional punitive damages, the reduction of the original purchase price or rescission of the original purchase agreement. The defendants have asserted counterclaims against the Company. The counterclaims seek the payment of the unpaid purchase price of $1,050,000 and collection expense of over $175,000. Defendants also allege various additional causes of action, claiming plaintiffs converted or interfered with the collection of property owned or due to defendants and seek damages of over $7,000,000 including $5,000,000 in punitive damages. The Company believes it has meritorious defenses to the counterclaims. However, there can be no assurance that the Company will be successful in recovering damages for its claims or in defending itself against the counterclaims.













ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December, 1996.



                                            COMMUNITY CARE SERVICES, INC.
                                                     (registrant)


                                             /s/ Alan T. Sheinwald
                                            -----------------------------
                                               /s/ Alan T. Sheinwald

                                               Chief Executive Officer and
                                               Chief Accounting Officer