Form 10QSB
period 1996-12-31
COMMUNITY CARE SERVICES INC
filed 1997-02-14
CIK 1005139

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
(Mark One)

 [X] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended DECEMBER 31, 1996
                                       ------------------

____ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number     333-1700
                           --------

                          COMMUNITY CARE SERVICES, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                    New York                              13-3677548
        -------------------------------              --------------------
        (State or other of Jurisdiction              of (I.R.S. Employer)
         Incorporation or Organization)              Identification No.)

                                18 Sargent Place
                              Mt. Vernon, NY 10550
                    ----------------------------------------
                    (Address of Principal Executives Offices)

                                 (914) 665-9050
                     --------------------------------------
                           (Issuer's Telephone Number)


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

Yes ____  No __X__

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ____  No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,225,000
                                                  ---------

         Transitional Small Business Disclosure Format (check one):
Yes __X__  No ____

                          COMMUNITY CARE SERVICES, INC.
                       Third Quarter Report on Form 10-QSB
                     For The Quarter Ended December 31, 1996





                                TABLE OF CONTENTS



                                                                      Page
                                                                      ----
Part I.       Financial Information


Item I.       Financial Statements

              Condensed Balance Sheets as at December 31, 1996
                (unaudited) and March 31, 1996                           2

              Condensed Statements of Income for the Nine and Three
                Months Ended December 30, 1996 and 1995 (unaudited)      3

              Condensed Statements of Cash Flows for the Nine
                Months Ended December 31, 1996 and 1995 (unaudited)      4

              Notes to Condensed Financial Statements                    5-6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations            7-10



Part II.      Other Information


Item 1.       Legal Proceedings                                          11


Item 6.       Exhibits and Reports on Form 8-K                           11


Signature                                                                12

                          COMMUNITY CARE SERVICES, INC.
                                 BALANCE SHEETS


                                                                                     As at                 As at
                                                                                  December 31,           March 31,
                                                                                      1996                  1996
                                                                               -------------------     ----------------
                                   ASSETS                                         (Unaudited)
Current Assets:
  Cash and cash equivalents ...................................................   $ 4,334,000               $   191,000
  Accounts receivable, trade-net of allowance for
    doubtful accounts of $276,000 .............................................     3,138,000                 2,808,000
  Inventories .................................................................       618,000                   441,000
  Prepaid expenses and other current assets ...................................        73,000                     4,000
                                                                                  -----------               -----------
        Total Current Assets ..................................................     8,163,000                 3,444,000

Rental equipment-net of accumulated
    depreciation of $454,000 ..................................................     1,382,000                 1,284,000
Property and equipment-net of accumulated
    depreciation and amortization of $59,000 ..................................       274,000                   218,000
Covenants not to compete-net of accumulated
    amortization of $581,000 ..................................................        19,000                    75,000
Accounts and customer lists-net of accumulated
    amortization of $75,000 ...................................................       125,000                   140,000
Security deposits .............................................................        36,000                    36,000
Deferred offering costs .......................................................             0                   193,000
Deferred debt costs ...........................................................             0                    77,000
                                                                                  -----------               -----------

                TOTAL .........................................................   $ 9,999,000               $ 5,467,000
                                                                                  ===========               ===========

                    LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses .......................................   $ 1,895,000               $ 2,179,000
  Current portion of long term debt ...........................................        90,000                   691,000
  Note payable-bank ...........................................................             0                   200,000
  Due to Adam Health Care Equipment Corp. .....................................     1,171,000                 1,171,000
  Income taxes payable ........................................................       316,000                   181,000
                                                                                  -----------               -----------
         Total Current Liabilities ............................................     3,472,000                 4,422,000

Long-term debt ................................................................             0                   932,000
Deferred income taxes payable .................................................         9,000                     9,000
                                                                                  -----------               -----------

        Total Liabilities .....................................................     3,481,000                 5,363,000
                                                                                  -----------               -----------

Commitments and Contingencies

               STOCKHOLDERS' EQUITY
Common stock, $.01 par value; authorized
  20,000,000 shares, issued and outstanding
  6,225,000 shares at December 31, 1996 and
  4,730,000 shares at March 31, 1996 ..........................................        62,000                    47,000
Preferred stock, $.01 par value authorized
  1,000,000 shares none issued
Additional paid in capital ....................................................     6,407,000                   328,000
Retained earnings (accumulated deficit) .......................................        49,000                  (271,000)
                                                                                  -----------               -----------

         Total Stockholders Equity ............................................     6,518,000                   104,000
                                                                                  -----------               -----------

                TOTAL .........................................................   $ 9,999,000               $ 5,467,000
                                                                                  ===========               ===========


       See accompanying notes to unaudited condensed financial statements

                          COMMUNITY CARE SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                  - Unaudited -

                                                            For The                                   For The
                                                       Nine Months Ended                        Three Months Ended
                                                          December 31,                          December, 31......
                                             ---------------------------------------    ------------------------------------
                                                   1996                 1995                 1996                 1995
                                             -----------------    ------------------    ----------------    -----------------

Net Revenues ..............................      $ 7,437,000         $ 3,641,000        $ 2,383,000         $ 1,437,000
                                                 -----------         -----------        -----------         -----------

Costs and Expenses:
  Cost of net revenues
    Product and supply costs ..............        2,968,000           1,252,000            930,000             460,000
    Rental equipment depreciation .........          253,000             169,000             88,000              65,000
                                                 -----------         -----------        -----------         -----------
                                                   3,221,000           1,421,000          1,018,000             525,000

  Selling, general and administrative
    expenses ..............................        3,079,000           1,688,000          1,045,000             689,000

  Provision for doubtful accounts .........          238,000             172,000             58,000              67,000

  Amortization of intangible assets .......          115,000              71,000             29,000              24,000
                                                 -----------         -----------        -----------         -----------

Total Cost and Expenses ...................        6,653,000           3,352,000          2,150,000           1,305,000
                                                 -----------         -----------        -----------         -----------

     Operating Income .....................          784,000             289,000            233,000             132,000

Interest Expense ..........................          151,000              94,000             28,000              40,000
                                                 -----------         -----------        -----------         -----------

Income before provision for
  income taxes and extraordinary item .....          633,000             195,000            205,000              92,000
Provision for income taxes ................          278,000              15,000             90,000              15,000
                                                 -----------         -----------        -----------         -----------

Income before extraordinary item ..........          355,000             180,000            115,000              77,000
                                                                                                            ===========

Extraordinary Item
Write off of unamortization deferred
    financing costs, net of taxes .........           35,000                   0             35,000                   0
                                                 -----------         -----------        -----------         -----------

NET INCOME - HISTORICAL ...................      $   320,000             180,000        $    80,000              77,000
                                                 ===========                            ===========

Pro Forma
Pro Forma Income Taxes ....................                               71,000                                 25,000
                                                                     -----------                            -----------

NET INCOME - PRO FORMA ....................                          $   109,000                            $    52,000
                                                                     ===========                            ===========

Per share data
  Income before extraordinary item ........      $       .07         $       .03        $       .02         $        01
  Extraordinary item ......................             (.01)                .00               (.01)                .00
                                                 ===========         ===========        ===========         ===========
  Net income per common share .............      $       .06         $       .03        $       .01         $       .01
                                                 ===========         ===========        ===========         ===========

Weighted average number of
  common shares outstanding ...............        5,137,727           3,591,666          5,948,750           3,591,666
                                                 ===========         ===========        ===========         ===========



       See accompanying notes to unaudited condensed financial statements

                          COMMUNITY CARE SERVICES, INC.
                            Statements of Cash Flows
                                  - Unaudited -

                                                                                         Nine Months Ended
                                                                                           December 31,
                                                                                   1996                     1995
                                                                                 ------------            -------------

Cash flow from operating activities:
   Income before extraordinary item .......................................       $   355,000              $   180,000
   Extraordinary item, net of tax benefit .................................            35,000                        0
                                                                                  -----------              -----------
   Net income - Historical ................................................           320,000                  180,000
   Adjustments to reconcile net income
    to cash provided by operating activities:
      Depreciation & amortization expense .................................           358,000                  251,000
      Write off of unamoritized
         deferred financing costs .........................................            79,000                        0
       Loss on disposal of rental equipment ...............................            71,000                        0
       Provision for doubtful accounts ....................................           (62,000)                 172,000
       Deferred income taxes payables .....................................                 0                    9,000
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable-trade ..........................          (268,000)              (1,235,000)
         (Increase) decrease in inventories ...............................          (177,000)                (418,000)
         (Increase) decrease in prepaid expenses ..........................           (69,000)                  18,000
         (Decrease) increase in accounts payable and
           accrued expenses ...............................................          (275,000)               1,408,000
         Increase in income taxes payable .................................           134,000                    6,000
                                                                                  -----------              -----------

         Net cash provided by operating activities ........................           111,000                  391,000
                                                                                  -----------              -----------

Cash flows from investing activities:
  Acquisition of rental equipment .........................................          (423,000)                (466,000)
  Acquisition of property and equipment ...................................           (89,000)                 (34,000)
                                                                                  -----------              -----------

         Net cash (used in) investing activities ..........................          (512,000)                (500,000)
                                                                                  -----------              -----------

Cash flow from financing activities:
  Proceeds of initial public offering .....................................         6,079,000                        0
  Issuance of common stock ................................................            15,000                  100,000
  Proceeds of bank borrowings .............................................                 0                  200,000
  Principal repayment of bank borrowings ..................................          (200,000)                 (56,000)
  Principal repayment of notes payable to suppliers .......................          (649,000)                 (93,000)
  Proceeds from promissory notes ..........................................           300,000                        0
  Principal repayment of promissory notes .................................          (300,000)                       0
  Principal repayment of debt offering ....................................          (637,000)                       0
  Repayment of director and former stockholders loans .....................          (255,000)                       0
  Deferred offerings costs ................................................           192,000                  (64,000)
                                                                                  -----------              -----------

         Net cash provided by financing activities ........................         4,545,000                   87,000
                                                                                  -----------              -----------


NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS ..............................................         4,144,000                  (22,000)

Cash at beginning of period ...............................................           190,000                   76,000
                                                                                  -----------              -----------

CASH AND CASH EQUIVALENT AT END OF PERIOD .................................       $ 4,334,000              $    54,000
                                                                                  ===========              ===========

Supplementary disclosures of cash flow information:
Cash paid during the period:
  Interest........................................................                $    65,000              $    24,000
                                                                                  -----------              -----------
  Taxes...........................................................                $   115,000              $         0
                                                                                  -----------              -----------

                                                                               4
       See accompanying notes to unaudited condensed financial statements

                         PMCOMMUNITY CARE SERVICES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(Note A) - Basis of Presentation

         (1) Community Care Services Inc. (the `Company') operates a home health care business which sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies primarily in the five boroughs of New York City, Westchester, Rockland, and Nassau counties of New York State, as well as the northern regions of New Jersey and the southern region of Connecticut.

         The accompanying unaudited interim condensed financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, as at December 31, 1996, and the results of operations, and cash flows for the nine and three months ended December 31, 1996, and for all periods presented have been made. The results of operations for the nine and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 1997. The unaudited interim condensed financial statements should be read in connection with the audited financial statements and notes thereto included in Amendment No.4 to the Company's Form SB-2 (file no. 333-1700) filed with the Securities and Exchange Commission on October 3, 1996, pursuant to which the Company completed the initial public offering of its common stock (the `Offering').

         (2) Net income per common share is computed based on the weighted average number of shares outstanding during the periods and giving retroactive effect to the conversion of common shares for warrants and the 2.2 for 1 stock split, both effected in August 1996.

(Note B) - Initial Public Offering

         On October 18, 1996, the Company completed the Offering of 1,495,000 shares of its common stock. The Offering resulted in proceeds of approximately $6,094,000. The Company used the proceeds of the Offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately of $39,000; repayment of bank credit line principal of $200,000 and accrued interest of approximately $1,000 and repayment of notes payable to suppliers of approximately $649,000.

         The company recorded an extraordinary charge of $63,000, net of income tax benefit of $28,000, during the three months December 31, 1996, related to the write-off of deferred financing cost in connection with the related repayment of the $937,000 of 8% promissory notes.

(Note C) - Commitments and Contingencies

         In April 1993, the Company purchased certain assets and the business of Adam Health Care Equipment Corporation ("Adam"), a company in the same industry, for $1,500,000 (the "Purchase Price"). The Company paid Adam an additional $86,000 representing an adjustment to the Purchase Price mainly for used equipment and parts. The Company paid $150,000 at the execution of this agreement and $300,000 at the closing. Of the $1,050,000 balance, $1,000,000 was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

         In 1993, the Company commenced an action against Adam and its principals arising out of the acquisition. The complaint alleges that the defendants made numerous misrepresentations relating to the business previously conducted by Adam. The complaint seeks recovery of damages of $1,500,000, additional punitive damages, the reduction of the original purchase price or rescission of the original purchase agreement. The defendants have asserted counterclaims against the Company. The counterclaims seek the payment of the unpaid purchase price of $1,050,000 and collection expense of over $175,000. Defendants also allege various additional causes of action, claiming plaintiffs converted or interfered with the collection of property owned or due to defendants and seek damages of over $7,000,000, including $5,000,000 in punitive damages. The Company believes it has meritorious defenses to the counterclaims. However, there can be no assurance that the Company will be successful in recovering damages for its claims or in defending itself against the counterclaims. A judgment against the Company as a result of the counterclaims could have a material adverse effect on its business.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Versus Three Months Ended December 31, 1995

         Net Revenues - Net revenues increased by approximately $946,000 or 65.8% to $2,383,000 for the three months ended December 31, 1996 from $1,437,000 for the three months ended December 31, 1995. This increase was primarily due to the expansion of the Company's medical supply business after the Company became a provider of disposable medical supplies for the largest certified home health care agency in New York City. Additionally, the increase in net revenues was due to offering new services to the existing client base; obtaining additional managed care organizations as new clients; an increase in the rental of respiratory equipment; and the sale of specialty rehabilitation products.

         Cost of Net Revenues - Cost of net revenues increased by approximately $493,000 or 93.9% to $1,018,000 for the three months ended December 31, 1996 from $525,000 for the three months ended December 31, 1995. Cost of net revenues increased as a percentage of net revenues to 42.7% for the three months ended December 31, 1996 from 36.5% for the three months ended December 31, 1995. This increase in percentage of cost of net revenues is primarily attributable to the increased sales of supplies mentioned above, which has a higher product cost than durable medical equipment; coupled with the increased sales, rather than rentals, of durable medical equipment.

         Selling, General and Administrative - Selling, general and administrative expenses increased by approximately $356,000 or 51.7%, to $1,045,000 for the three months ended December 31, 1996 from $689,000 for three months ended December 31, 1995, but decreased as a percentage of net revenues to 43.9%, from 47.9%. The decrease in expenses as a percentage of net revenues was primarily attributable to the sales, rather than rentals of durable medical equipment which results in lower overhead costs such as reduced maintenance and administrative personnel costs.

         Operating Income - The operating income increased by approximately $101,000 to $233,000 for the three months ended December 31, 1996 from $132,000 for the three months ended December 31, 1995. The operating income as a percentage of net revenues was 9.8% for the three months ended December 31, 1996 as compared to 9.2% for the three months ended December 31, 1995. The increase was primarily due to the increase in net revenues and a decrease in the selling general and administrative expenses as a percentage of net revenues as stated above.

         Interest Expense - Interest expense decreased by approximately $12,000 to $28,000 for the three months ended December 31, 1996 from $40,000 for the three months ended December 31, 1995. The decrease in interest expense resulted from the Company's payment of certain indebtedness with the proceeds of the Company's offering.

          Income Before Extraordinary Item - The Company had income before extraordinary item of approximately $115,000 for the three months ended December 31, 1996 and income before extraordinary item of $77,000 for the three months ended December 31, 1995. The increase of $38,000 is attributable to the reasons described above.

         Extraordinary Item - An extraordinary charge of approximately $63,000 was recorded, net of an income tax benefit of $28,000, related to the write off of unamoritized deferred financing costs in connection with $937,000 of 8% promissory notes which were repaid with the proceeds of the offering.

         Net Income - The Company had net income - historical of approximately $80,000 at December 31, 1996 compared with net income - pro forma of $52,000 at December 31, 1995. The increase of $28,000 in attributable to the reasons described above.

Nine Months Ended December 31, 1996 Versus Nine Months Ended December 31, 1995

Results of Operations

         Net revenues - Net revenues increased by approximately $3,796,000 or 104.3% to $7,437,000 for the nine months ended December 31, 1996 from $3,641,000 for the nine months ended December 31, 1995. This increase was primarily due to the expansion of the Company's medical supply business after the Company became a provider of disposable medical supplies for the largest certified home health care agency in New York City and the further development of the Company's rehabilitation products division. Additionally, the increase in net revenues was due to offering new services to the existing client base; by obtaining additional managed care organizations as new clients; an increase in the rental of respiratory equipment; and the sale of specialty rehabilitation products.

         Cost of Net Revenues - Cost of net revenues increased by approximately $1,800,000 or 126.7%, to $3,221,000 for the nine month ended December 31, 1996 from $1,421,000 for the nine months ended December 31, 1995. Cost of net revenues increased as percentage of net revenues to 43.3% for the nine months ended December 31, 1996 from 39.0% for the nine months ended December 31, 1995. This increase in cost of net revenues as a percentage of net revenues for the nine months ended December 31, 1996 is primarily attributable to the increased sales volume of medical supplies, which have a higher product cost than durable medical equipment; coupled with the increased sales, rather than rentals, of durable medical equipment.

         Selling, General and Administrative Expenses - Selling, general and administrative increased by approximately $1,391,000, or 82.4% to $3,079,000 for the nine months ended December 31, 1996 from $1,688,000 for the nine months ended December 31, 1995, but decreased 5.0% as a percentage of net revenues to 41.4% from 46.4%. The decrease as a percentage of net revenues was primarily attributable to the sales, rather than rentals of durable medical equipment which results in lower overhead costs, such as reduced maintenance and administrative personnel costs.

         Operating Income - The company had operating income of approximately $784,000 for the nine months ended December 31, 1996, as compared to operating income of $289,000 for the nine months ended December 31, 1995. This was mainly attributed to the Company's significant increase in net revenues while certain operating costs and expenses, such as corporate overhead, did not increase proportionally with the increase in net revenues.

         Interest Expense - Interest expense increased by approximately $57,000 or 60.6% to $151,000 for the nine month ended December 31, 1996 from $94,000 at December 31, 1995. The increase is attributable to an increase in outstanding indebtedness, primarily, approximately $937,000 of 8% promissory notes. These promissory notes and related accrued interest were paid off with the proceeds of the Offering.

         Extraordinary Item - An extraordinary charge of approximately $63,000 was recorded, net of an income tax benefit of $28,000, related to the write off of unamoritized deferred financing costs in connection with $937,000 of 8% promissory notes which were repaid with the proceeds of the offering.

         Net Income - The Company had net income-historical of approximately $320,000 at December 31, 1996, compared with net income-pro forma of $109,000 at December 31, 1995. The increase of $211,000 is attributable to the reasons described above.

Income Taxes Pro Forma

         The Company had net income-historical of $320,000 and $80,000 for the nine and three months ended December 31, 1996, respectively, compared with net income-pro forma of $109,000 and $52,000 for the nine and three months ended December 31, 1995, respectively. The December 31, 1995 financial statements give pro forma effect as if the Company's Subchapter S election was terminated for the entire nine months ended December 30, 1995. A Subchapter S election was in effect until November 22, 1995. Federal and New York State corporate income taxes are accrued for both these entire periods on a pro forma basis. The Company's pro forma income taxes were $71,000 and $25,000 for the nine and three months ended December 31, 1995 respectively.

Liquidity and Capital Resources

         The Company completed the Offering in October 1996, and received proceeds of approximately $6,094,000. Prior to the Offering, the Company financed its operations through stockholders loans, private placements, vendor loans and to a lesser extent, bank credit lines.

         From inception through the end of fiscal 1994, the Company financed its operations in part through loans from its officers and directors in the aggregate principal amount of approximately $255,000 which were repaid with the proceeds of the Offering. In the fall of 1995 the Company entered into lease agreement relating to the purchase of inventory and rental equipment at interest rates ranging from 9% to 13% per year. Payments under the lease agreements are paid out of operating revenues. The Company currently has financing agreements outstanding with some vendors which it expects to satisfy out of cash provided by operating activities. Between April 1995 and January 1996, the Company received net proceeds of approximately $312,000 from equity placements. In February 1996 and the fall of 1995, the Company completed debt private placements of 8% promissory notes as well as warrants and received net proceeds of approximately $937,000. The promissory notes and interest were repaid with the proceeds of the Offering.

         In January 1996, one of the Company's vendors advanced funds to enable the Company to satisfy in full an outstanding line of credit with a bank in the aggregate principal amount of approximately $106,000. As a result, the Company has an outstanding note, secured by inventory, with such vendor in the aggregate principal amount of approximately $106,000 with monthly payments of approximately $9,000 and interest at a rate of 1% over the prime rate, the note was paid off in January 1997.

         Prior to the Offering, the Company had a credit facility with a bank in the aggregate principal amount of $200,000, which was fully drawn down, with interest payable monthly at a rate of 1% above the prime rate. The credit facility was paid off with the proceeds of the Offering.

         Working capital increased by approximately $5,669,000 from a working capital deficit of $978,000 at March 31, 1996 to $4,691,000 of working capital at December 31, 1996. The increase is primarily due to the Offering which generated the Company proceeds of $6,094,000 coupled with a decrease in accounts payable of $275,000; an increase in accounts receivable - trade of $268,000; an increase in inventories of $177,000; repayments of notes payable to suppliers of $649,000; repayments of loans from director and former stockholder of $255,000; and repayments of 8% promissory notes of $937,000.

         Net cash provided by operating activities was $111,000 and $391,000 for the nine months ended December 31, 1996 and 1995, respectively.

         Net cash used in investing activities for the acquisition of rental equipment, property and equipment was $512,000 and $500,000 for the nine months ended December 31, 1996 and 1995, respectively.

         Net cash provided by financing activities was $4,545,000 and $87,000 for the nine months ended December 31, 1996 and 1995, respectively. The increase in financing activities is due to proceeds of the offering coupled with the payment of certain liabilities.

         Virtually all of the Company's revenues are attributable to payments received from third party payers who generally do not make payments for 75 to 90 days after billing. The Company continues to carefully monitor the aging of the accounts receivable, but such delay in the past required the Company to borrow and seek equity financing.

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

         The Company believes that a final judgment in the Adam litigation in its favor would not affect its liquidity, operations, or capital resources, because management believes that a judgment in the Company's favor would result in a reduction of the purchase price to be paid by the Company for the assets and the Company's current portion of long term debt would be reduced accordingly. If the defendants were to prevail, the Company would, in all likelihood, attempt to obtain the necessary financing to satisfy any additional amounts required to be paid pursuant to a judgement requiring payment of the original purchase price. Although the Company does not believe that a judgement be awarded, it could have a material adverse effect on the Company's liquidity, operations and capital resources. Settlement of the litigation might or might not have a material adverse effect on the Company's liquidity depending on factors such as the settlement amount, whether the payment is made in cash, stock or a note or combination thereof and, if a note is involved, the terms thereof.

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

Proposed Acquisition

         In December 1996, the Company signed a letter of intent to acquire all of the shares of Metropolitan Home Care, Inc., d/b/a Metropolitan Respiratory Services, Inc. ("MRS"). MRS is a provider of respiratory therapy, services and equipment in the New York Metropolitan area with 1996 annual revenues of approximately $10 million. The acquisition, which is subject to the completion of due diligence, is expected to be made for approximately $8.5 million to be paid in a combination of cash, notes and Company common stock.

PART II-OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         In April 1993, the Company purchased certain assets and business of Adam Health Care Equipment Corporation ("Adam"), a company in the same industry, for $1,500,000 (the "Purchase Price"). In addition, the Company paid Adam an additional $86,000 representing an adjustment to the Purchase Price mainly for used equipment and parts. The Company paid $150,000 at the execution of this agreement and $300,000 at the closing. $1,000,000 of the balance was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

         In 1993, the Company commenced an action against Adam and its principals arising out of the acquisition. The complaint alleges that the defendants made numerous misrepresentations relating to the business previously conducted by Adam. The complaint seeks recovery of damages of $1,050,000 additional punitive damages, the reduction of the original purchase price or rescission of the original purchase agreement. The defendants have asserted counterclaims against the Company. The counterclaims seek the payment of the unpaid purchase price of $1,050,000 and collection expense of over $175,000. Defendants also allege various additional causes of action, claiming plaintiffs converted or interfered with the collection of property owned or due to defendants and seek damages of over $7,000,000 including $5,000,000 in punitive damages. The Company believes it has meritorious defenses to the counterclaims. However, there can be no assurance that the Company will be successful in recovering damages for its claims or in defending itself against the counterclaims. A judgment against the Company as a result of the counterclaims could have a material adverse effect on its business.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
         Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - Not Applicable

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February, 1997.



                                           COMMUNITY CARE SERVICES, INC.
                                                    (registrant)

                                             /s/ Alan T. Sheinwald
                                 ----------------------------------------------
                                               Alan T. Sheinwald

                                        President & Chief Executive Officer




                                                /s/ Joel Quall
                                 ----------------------------------------------
                                                    Joel Quall

                                        Chief Financial Officer
                                        Principal Financial & Accounting Officer