Form 10KSB
period 1997-03-31
COMMUNITY CARE SERVICES INC
filed 1997-07-21
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark One:

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     ACT OF 1934 FOR THE TRANSITION PERIOD
                              FROM _____TO________

                         Commission file number 333-1700

                          COMMUNITY CARE SERVICES, INC.
                 (Name of small business issuer in its charter)



 New York                                                        13-3677548
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

18 Sargent Place
Mount Vernon, New York                                 10550
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, including area code:  914-665-9050

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class        Name of each exchange on which registered
       N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 par value
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  X    No
             ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended March 31, 1997 are $9,753,000.

The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the stock was sold, or average of the closing bid and asked prices, as of June 30, 1997 was $6,225,000.

On June 30 ,1997, 6,225,000 shares of the registrant's $0.01 par value common stock were outstanding.


Transitional Small Business Disclosure Format     Yes        No  X
                                                      ---       ---

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Community Care Services, Inc. (" the Company") was incorporated in the State of New York in 1992. In April 1993, the Company acquired certain assets of Adam Health Care Equipment Corp. ("Adam"), including inventory, office equipment and an assignment of the office lease, for a purchase price of $1,500,000. Approximately $450,000 was paid at or prior to the closing of the acquisition, with the balance payable in installments through March 31, 1995. Since acquiring the assets of Adam, the Company's management has expanded operations by implementing a sales strategy focusing on an informed diagnostic-centered approach, signing new major payor contracts with additional HMOs and PPOs including Oxford Health Plans, Metro Plus Health Maintenance Organization, Beech Street Corporation and MultiPlan, Inc. and offering new equipment, products and services such as low air loss beds, alternating pressure beds and standing wheelchairs. In addition, the Company has significantly increased its sales of medical supplies as a result of becoming a provider of disposable medical supplies for the largest certified home health care agency in New York.

         After March 31, 1997, the Company experienced a significant number of material developments (See Management's Discussion and Analysis of Financial Condition and Results of Operations -Subsequent Events).

BUSINESS OF THE COMPANY

         The Company is a provider of an extensive variety of home health care products and services. The Company sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies in the five boroughs of New York City, Westchester, Rockland and Nassau counties of New York State, as well as the northern region of New Jersey. The Company services the home health care market by coordinating with various health care workers and payor case managers to determine the home health needs of patients.

         The importance of home health care is increasing as a result of significant economic pressure within the health care industry. The ongoing pressure to contain health care costs, while maintaining high quality care, is accelerating the growth of alternate site care that reduces hospital admissions and lengths of hospital stays, such as home health care.

         The growth in home health care is also due to increased acceptance by payors, patients and the medical community, including physicians, hospitals and other providers. Home health care often results in lower costs, which is increasingly important under managed care. In addition, home health care has grown rapidly as a result of advances in medical technology, which have facilitated the delivery of services in alternate sites; demographic trends, such as an aging population; and a strong preference among patients to receive health care in their homes.

         The home health care industry has been highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services. These local providers often do not have the capital necessary to expand their operations or the range of services offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer a cost-effective, comprehensive range of services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid consolidation, a trend the Company expects will continue.

PRODUCTS AND SERVICES

         The Company services patients referred to the Company by nurses, physicians, social workers and payor case managers, as well as discharge planners at hospitals, HMOs, PPOs and rehabilitation centers. Working with these individuals, the Company's personnel coordinate the delivery and set-up of the products and supplies to be used by patients in their home recovery and care. Upon receipt of an order, the Company will arrange for the appropriate products and supplies to be delivered to the patient at home. At the time of delivery, the Company's personnel will set up equipment as necessary and spend time with the patient and/or care givers to explain the proper use of the medical equipment delivered. The Company handles customer service inquiries via an 800 telephone number, and will generally send its personnel to visit the patient, if necessary, to rectify any problems that may arise.

         The primary categories of products provided by the Company (and examples of the products available in each category) are set forth below:

              Durable Medical Equipment         -    Hospital beds
                                                -    Wheelchairs
                                                -    Walking aids
                                                -    Bathroom safety equipment
                                                -    Patient lifts

              Disposable Medical Supplies       -    Incontinent products
                                                     (diapers, liners, chux)
                                                -    Wound care products
                                                     (dressings and bandages for
                                                     treating decubitus (bed
                                                     sores and lesions),
                                                     pressure sores,
                                                     ulcerations, etc.)
                                                -    Nutritional products
                                                     (Ensure, Sustacal, etc.)
                                                -    Diabetic products/supplies
                                                -    Ostomy supplies
                                                -    Urological supplies
                                                     (catheters, etc.)
                                                -    Blood pressure products
                                                -    Skin care products

             Rehabilitation Products             -   Power operated vehicles
             (includes specialized                   (such as wheelchairs and
             versions of durable                     scooters)
             medical products)
                                                 -   Advanced support surfaces
                                                     (low air loss beds,
                                                     alternating pressure
                                                     mattresses)
                                                 -   Specialized seating

             Respiratory Equipment and Products  -   02 concentrators
                                                 -   Nebulizers with
                                                     compressors
                                                 -   Suction pumps
                                                 -   Oximetry equipment
                                                 -   C-PAP (Continuous positive
                                                     air pressure) equipment
                                                 -   Bi-PAP (Bi-level positive
                                                     air pressure) equipment

         The Company's inventory is housed in its 20,000 square foot office/warehouse facility in Mount Vernon, New York, and a 2,200 square foot office/warehouse facility in Wallkill, New York. All of its products are readily available from more than one supplier and the Company can generally fill an order within 24 hours of placement. The Company operates on a regular basis 24 hours a day, Monday through Saturday and provides services on an emergency basis on Sundays. The Company utilizes its 800 telephone number for customer service calls. The Company's office receives calls from 8:00 A.M. to 6:00 P.M. Monday through Friday and 9:00 A.M. to 1:00 P.M. on Saturdays, while an answering service handles calls at all other hours. The Company's service technicians are available to handle calls on a 24-hour basis.

         Generally, the cost of the Company's products and supplies is covered by third party payor arrangements such as Medicaid, Medicare or private insurance. Equipment such as hospital beds, wheelchairs and patient lifters covered by Medicare is generally paid for on a rental basis over a 15-month term. In many instances, such equipment is returned to the Company prior to the 15-month term, in which case the equipment is re-conditioned and available for a new rental term. Generally, the equipment can be reconditioned for use to be available for several rental terms for a period in excess of five years. The Company receives a semi-annual maintenance payment for any equipment that is used in excess of 15 months. Purchased equipment covered by Medicare is reimbursed at approved published prices. Equipment covered by Medicaid is generally sold pursuant to an approved price range or a cost plus fee basis. Insurance payors use customary and usual standards for their reimbursement terms, which are generally comparable to Medicare terms. The Company usually receives payment within 75 to 110 days of invoicing. An inconsequential percentage of the Company's business is direct cash sales to customers. For the fiscal years ending March 31, 1997 and 1996, the allocation of net revenues among the Company's third party payors was approximately 28.4% and 35.4% to Medicare, 31.2% and 36.4% to Medicaid and 40.4% and 28.2% to private insurers and other non-governmental agencies, respectively.

COMPETITION

         The home health care provider industry is highly competitive and fragmented. While there are a few selected national providers, the Company currently encounters its most significant competition in providing home health care products from small commercial providers operating in the New York metropolitan area. Relatively few barriers to entry exist in the home health care industry. Accordingly, other companies, including managed care organizations and health care providers that currently are not serving the home health care market, may become competitors. As a result, the Company could encounter increased competition in the future that may limit its ability to maintain or increase its market share or otherwise materially adversely affect its business, results of operations or financial condition. The Company believes that health care facilities in the geographic area serviced by the Company consider quality of care, reliability and reputation to be the most important factors in referring a home health care provider to its patients, although other factors such as financial stability, personnel policies and practices and costs are also considered.

         The Company's objective is to enhance its position as a leading regional provider of cost-effective, comprehensive home health care. Management believes that offering comprehensive services and maintaining a strong regional presence are essential to generate referrals, particularly from managed care organizations and other payors. The Company expects that managed care contracts will generate an increasing number of referrals as the penetration of managed care accelerates.

         The Company has developed and implemented service and procedure standards that comply with the standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home health care industry has grown, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations. The Company is JCAHO accredited, with Commendation.

GOVERNMENT REGULATION AND REIMBURSEMENT

         The Company must comply and is subject to extensive federal and state regulations in connection with its participation in Medicaid and Medicare. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for equipment and services when medically necessary. Medicare uses a charge-based reimbursement system for purchased medical equipment based on approved published prices. Equipment such as hospital beds, wheelchairs and patient lifters is generally paid for on a rental basis over a 15 month term, with maintenance payments semi-annually thereafter.

         Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind or disabled or members of families with dependent children. The Medicaid program in New York is subject to federal requirements. The New York State Department of Health has the authority to set levels of reimbursement within federal guidelines. The Company receives on behalf of its customers who are covered by Medicaid only the reimbursement permitted by Medicaid and is not permitted to collect from the patient any difference between its customary charge to such customers and the amount reimbursed. Any difference between the Company's customary charge to its customers who are covered by Medicaid and amounts reimbursed by Medicaid are not material to the Company's operating results because the Company's customary charges to such customers generally do not exceed amounts reimbursable by Medicaid.

         The Company's participation in the New York Medicaid program requires it to enroll and re-enroll as an authorized provider with the New York Department of Social Services. Re-enrollment is required upon the occurrence of certain events including a change of five (5%) percent or more of beneficial equity ownership in the Company. An adverse determination on re-enrollment, which is not subject to prior judicial review, could have material adverse consequences to the Company. The Company has recently submitted a re-enrollment application for Metropolitan Respirator Services, Inc., a wholly owned subsidiary of the Company, which is currently pending (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

         Government funding for health care programs, including Medicare and Medicaid, is subject to new laws, regulatory changes, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for the Company's products and services. Efforts have been made at various governmental levels to reduce the costs of such programs, and no assurance can be given that future funding levels for Medicare and Medicaid programs will be comparable to present levels. Changes in reimbursement policies as a result of budget cuts or other government action could adversely affect the Company's operations. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and cost-control measures, and public debate of these issues will likely continue in the future. The level of revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of private payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of service, negotiating reduced contract pricing and capitation arrangements.

         The Company, like other Medicaid and Medicare providers, is subject to governmental audits and other reviews and investigations related to Medicaid and Medicare reimbursement claims (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events). The Company is also subject to various fraud and abuse laws that are designed to maintain the integrity of the Medicare and Medicaid programs. These laws prohibit, among other things, any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients (the "Anti-kickback Statute"). The United States Department of Health and Human Services ("HHS") has interpreted the Anti-kickback Statute broadly to include the intentional payment of anything of value to influence the referral of a Medicare and Medicaid recipient. HHS has also adopted regulations creating "safe harbors" that exempt certain types of business relationships and payments that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to an applicable safe harbor are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. A violation of the Anti-kickback Statute may result in civil and criminal penalties, including imprisonment, fines of up to $1,000,000 and orders of restitution, as well as exclusion from participation in the Medicare and Medicaid programs.

         The Health Insurance Portability and Accountability Act (the "Act"), enacted in the summer of 1996, has amended the Medicare fraud and abuse laws to devote new resources and empower the federal government with new enforcement powers. Under the Act, new appropriations have been earmarked to fund government enforcement activities, a new federal program has been established to coordinate and centralize such activities, and a national data bank has been created to maintain fraud and abuse records of providers.

         The Act also strengthens existing anti-fraud programs. The Act conforms Medicare's civil monetary penalty provision to cover certain conduct that is prohibited elsewhere under the Medicare statute and other federal laws. The Act also added a rule under the civil monetary penalty provision prohibiting a person from remunerating a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary to order or receive items or services. The Act further provides for mandatory exclusion from the Medicare/Medicaid Programs of an individual (or entity) convicted of a felony relating to health care fraud, and authorizes permissive exclusions of up to three years for the conviction of other health care offenses. The Act also allows for the permissive exclusion of certain individuals who (i) maintain a controlling interest in a sanctioned entity and who knew or should have known of the action constituting the basis of the sanction or (ii) who serve as managing employees or officers of such a sanctioned entity.

         There has also been an increase in enforcement activities under that fraud and abuse laws pursuant to Operation Restore Trust, a federal government initiative that focuses on the reimbursement practices of nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The targeted states include California, Florida, Illinois, New York and Texas. Operation Restore Trust has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program.

         Pursuant to the federal/state statutory regulations and administration of the Medicaid program, each state has a Medicaid Fraud Control Unit. In New York State that Unit is placed within the Office of the Attorney General. This office has broad civil and criminal jurisdiction over Medicaid providers. In the course of its operations, it reviews Medicaid providers. The Company is currently the subject of such a review. Several other providers of medical equipment and supplies in the same general geographic area have recently been subject to similar reviews.

EMPLOYEES

         As of March 31, 1997, the Company had approximately 65 employees, all of whom are full-time employees. Its management team is comprised of four executives and five managers with extensive experience in the home health care industry (See Management's Discussion and Analysis of Financial

Condition and Results of Operations - Subsequent Events). The Company's four sales representatives and one institutional on-site sales and service representative work on a salary plus commission basis. Five drivers deliver products and are specially trained by the Company to properly set up equipment and explain its use to patients. The Company has twelve warehouse workers, two wheelchair mechanics, eleven customer service intake personnel, eighteen individuals who handle reimbursement and a two person administrative staff. The Company also has two supervisory staff respiratory therapists and a pool of respiratory therapists who work on an as needed consulting basis to provide service and advice to customers utilizing respiratory equipment. The Company also has thirteen contract drivers who make deliveries. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

ITEM 2.    DESCRIPTION OF PROPERTY

         The Company offices and warehouse are located in a 20,000 square foot facility in Mount Vernon, New York, pursuant to a five year lease commencing January 1, 1996 which provides for annual rental payments of $114,000 for the first three years of the lease term and $132,000 for the last two years of the lease term.

         Additionally, the Company leases a 2,200 square foot facility in Wallkill, New York pursuant to a six-year lease, commencing April 15, 1997, which provides for annual rental payments of approximately $26,000 for the first three years of the lease term, and approximately $28,000 for the last three years of the lease term.

ITEM 3.    LEGAL PROCEEDINGS

         In 1993, the Company commenced an action against Adam Health Care Equipment Corp. and its principals in the Supreme Court of the State of New York, County of Westchester. The action arose out of the acquisition of the business and assets of Adam by the Company in April 1993. The complaint alleged that the defendants made numerous misrepresentations relating to the business previously conducted by Adam. The Company sought recovery of damages of $1,500,000, additional punitive damages, the reduction of the original purchase price or rescission of the original purchase agreement. The defendants asserted counterclaims against the Company for the payment of the unpaid purchase price of $1,050,000, collection expenses of over $175,000 and various additional causes of action, claiming that the plaintiffs converted or interfered with the collection of property owed or due to defendants and seeking damages of over $7,000,000, including $5,000,000 in punitive damages. This litigation was settled in April, 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

         Significant legal proceedings involving the Company have occurred after the end of the Company's fiscal year ended March 31, 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

         The common stock and Class A Warrants of the Company are traded on the NASDAQ SmallCap Market ("NASDAQ SmallCap") and the Boston Stock Exchange under the symbols "CCSEE" and "CCSEWE", respectively. Set forth below are the high and low bids for the Company's common stock and Class A Warrants during the periods indicated as provided by NASDAQ SmallCap. Such quotations reflect interdealer price without retail mark-up, markdown or commissions, and may not reflect actual transactions.

                  COMMON STOCK
                  FISCAL QUARTER ENDED                  HIGH              LOW
                  --------------------                  ----              ---
                  December 31, 1996
                  (commencing October 18, 1996)         8.125            4.563

                  March 31, 1997                        4.875            3.938

                  CLASS A WARRANTS
                  FISCAL QUARTER ENDED                  HIGH              LOW
                  --------------------                  ----              ---
                  December 31, 1996
                  (commencing October 18, 1996)         3.625            1.500

                  March 31, 1997                        3.375            2.063

         On March 31, 1997, there were approximately 30 holders of record of the common stock which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder.

         The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONCERNING CERTAIN SUBSEQUENT EVENTS

         If it is determined in the federal investigation described below under the caption "Subsequent Events" that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, if the Company is not found to have committed any criminal wrongdoing itself, but it is determined that any of the Company's past or present officers or employees engaged in criminal wrongdoing during their employment by the Company, the Company could be terminated as a Medicaid and Medicare provider (but is not subject to automatic exclusion from the programs under this circumstance), and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations and financial condition (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

         The Company's acquisition of Metropolitan Respirator Service, Inc. in May 1997 will have a significant impact on the Company's business, results of operations and financial condition (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events and Footnote N [1] to the Financial Statements ).

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1996

         Net revenues increased by $3,571,000 or 57.8% to $9,753,000 at March 31, 1997 from $6,182,000 at March 31, 1996. The increase in net revenues was due primarily to the Company's expansion of its medical supply lines and respiratory and rehabilitation products division. Additionally, the increase in net revenues was due to offering new services to the existing client base and by obtaining additional managed care organizations as new clients.

          Cost of net revenues increased by $1,965,000 or 84.1% to $4,301,000 for the year ended March 31, 1997 from $2,336,000 for the year ended March 31, 1996. Cost of net revenues increased as a percentage of net revenues to 44.1% for the year ended March 31, 1997 from 37.8% for the year ended

March 31, 1996. The percentage increase in cost of net revenues was due to increased sales of medical supplies, which have a higher product cost as a percentage of net revenues than durable medical equipment, and the increased sale, rather than rental, of durable medical equipment, which results in a higher cost of goods sold for the purchase of such equipment.

         Selling, general and administrative expenses increased by $1,643,000 or 61.8% to $4,303,000 at March 31, 1997 from $2,660,000 at March 31, 1996, representing an increase as a percentage of net revenues of 1.1% to 44.1% from 43%. Selling, general and administrative expenses remained relatively constant as a percentage of net revenues, as these expenses increased proportionately with increases in net revenues, in part due to the hiring of additional personnel to support the Company's growth.

         The Company had operating income of $659,000 for the year ended March 31, 1997, as compared to income from operations of $779,000 for the year ended March 31, 1996. The decrease is attributable to an increased cost of net revenues coupled with an increase in selling, general and administrative costs.

         Interest income increased by $103,000. This increase was due to interest earned on the proceeds of the Company's initial public offering.

         Interest expense decreased by $1,000 or 1% to $154,000 at March 31, 1997 from $155,000 at March 31, 1996. The decrease was due to a decrease in outstanding indebtedness.

         The Company had net income of $330,000 at March 31, 1997, compared with net income of $428,000 at March 31, 1996.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1995

         Net revenues increased by $3,241,000 or 110.2% to $6,182,000 at March 31, 1996 from $2,941,000 at March 31, 1995. The increase in revenues was due primarily to the Company's expansion of its medical supply lines and rehabilitation products division.

         Cost of revenues increased by $1,176,000 or 101.4% to $2,336,000 for the year ended March 31, 1996 from $1,160,000 for the year ended March 31, 1995. Cost of net revenues decreased as a percentage of net revenues to 37.8% for the year ended March 31, 1996 from 39.4% for the year ended March 31, 1995. This decrease in cost of net revenues as a percentage of net revenues in the year ended March 31, 1996 is primarily attributable to several volume discounts received by the Company in connection with the initial bulk purchases of medical supplies when the Company became a provider to the largest certified home health care agency in New York.

         Selling, general and administrative expenses increased by $1,038,000 or 64.0% to $2,660,000 at March 31, 1996 from $1,622,000 at March 31, 1995, representing a decrease as a percentage of net revenues of 12.1%, to 43% from 55.1%. The decrease as a percentage of net revenues was primarily attributed to certain fixed selling, general and administrative expenses remaining constant as revenue increased. Selling, general and administrative expenses increased due to the hiring of additional personnel to support the growth in the Company's sales.

         The Company had income from operations of $779,000 for the year ended March 31, 1996, as compared to a loss from operations of ($211,000) for the year ended March 31, 1995. This was mainly attributed to the Company's significant increase in revenue while certain operating costs did not increase proportionally with the increase in revenue. To a lesser degree, the increased profits were also due to the expiration of certain intangible assets which expired in the fiscal year ended March 31, 1995 and decreased legal fees in the fiscal year ended March 31, 1996.

         Interest expense increased by $43,000 or 38.4% to $155,000 at March 31, 1996 from $112,000 at March 31, 1995. This increase was due to an increase in outstanding indebtedness.

         The Company had net income of $428,000 at March 31, 1996, compared with a net loss of ($323,000) at March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         In October 1996, the Company completed an initial public offering of 1,495,000 units at a price of $5.20 per unit, each unit consisting of one share of common stock and one Class A Warrant pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 18, 1996, resulting in net proceeds of $6,115,000. The Company used the proceeds of the offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately $39,000; repayment of a bank note of $200,000 and accrued interest of approximately $1,000 and repayment of notes payable to suppliers of approximately $649,000 (See Certain Relationships and Related Transactions).

         Working capital increased to approximately $5,121,000 at March 31, 1997 from a working capital deficit of approximately $979,000 at March 31, 1996. The current ratio increased to 2.55 at March 31, 1997 from .78 at March 31, 1996.

         Net cash provided by operating activities was approximately $221,000 for the year ended March 31, 1997 compared with approximately $397,000 for the year ended March 31, 1996. The decrease of approximately $176,000 was primarily the result of a decrease in accounts payable and, to a lesser extent, an increase in accounts receivable.

         Net cash used in investing activities was approximately $522,000 for the year ended March 31, 1997, compared with approximately $871,000 for the year ended March 31, 1996. The decrease of approximately $349,000 is primarily attributable to reduced capital expenditures for rental equipment.


         Net cash provided by financing activities was approximately $4,759,000 for the year ended March 31, 1997 compared with $589,000 for the year ended March 31, 1996. The increase of approximately $4,170,000 was primarily the result of the proceeds of the initial public offering, repayment of bank borrowing, notes payable to suppliers, debt offering and director and former stockholder loans.

         The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from patients and contracts. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Accounts receivable generally are outstanding for more than 90 days.

         The Company currently has a $4,000,000 line of credit with the Bank of New York with interest payable at the prime rate. As of March 31, 1997, approximately $243,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal investigation of the Company is completed (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events). As of July 9, 1997, the Company had drawn down $2,223,000 of the line, leaving $277,000 available for future borrowing under the line. (See Note G to Financial Statements: Notes Payable -
Bank).

         The Company believes that internally generated funds together with the remaining amount available for borrowing under the line of credit will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for at least the next 12 months. However, the Company may need to obtain additional financing to continue its operations. There can be no assurance that additional financings will be available if and when needed by or on terms acceptable to the Company. Potential sources for any such financings have not yet been identified.

SEASONALITY

         The Company generally has not experienced seasonal fluctuation.

INFLATION

         The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. Because of restrictions by government and private medical insurance programs and the pressures to contain the growth in the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation.

SUBSEQUENT EVENTS

[1]  Acquisition of Metropolitan Respirator Service, Inc.:

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS"). The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,340 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald), and 62,243 shares of the Company's common stock with a value of $226,000 (See Security Ownership of Certain Beneficial Owners and Management). The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share, based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes may be converted into 835,000 shares of common stock of the Company.

         At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of Company's common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights that the other executive officers of the Company have.

         Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common shares of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% per annum payable quarterly.

         The Company also incurred direct transaction costs amounting to approximately $378,000.

         As part of the acquisition, the Company made customary representations to the sellers, including representations regarding government regulations.

         MRS was incorporated on April 15, 1974 and is engaged in the sale and rental of medical supplies and durable medical equipment within the New York Metropolitan area.

         The Company intends to continue operating MRS's existing business and will treat MRS as a wholly owned subsidiary.

         The Company primarily used cash from its October 1996 initial public offering and, to a lesser extent, funding through an existing credit line to pay for the acquisition at closing.

         Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company,

Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. The Company entered into three year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a noncompetitive provision covering the term of the agreement plus one year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company which run through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company.

[2]  Investigation by U.S. Department of Justice:

         On June 4, 1997, the Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare (the "Federal Investigation"). A search warrant was executed at the Company's executive offices. If it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fine up to $1,000,000 and a order of restitution, would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, if the Company is not found to have committed any criminal wrongdoing itself, but it is determined that any of the Company's past or present officers or employees engaged in criminal wrongdoing during their employment by the Company, the Company could be terminated as a Medicaid and Medicare provider (but is not subject to automatic exclusion from the programs under this circumstance), and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has offered its complete cooperation and the cooperation of all of its employees in the federal probe.

[3] Changes in Executive Officers and Directors, Including Termination of Chief Executive Officer and Chief Operating Officer:

         On July 1, 1997, the Company terminated the services of Alan T. Sheinwald as the Company's President and Chief Executive Officer and Allan C. Goldfeder as the Company's Chief Operating Officer. Dean L. Sloane and Bruce L. Ansnes, directors of the Company, assumed supervision of management operations of the Company on an interim basis pending further action by the Board of Directors. The remaining executive officers of the Company, including several members of the MRS management team who joined the Company upon the acquisition of MRS, are assisting Messrs. Sloane and Ansnes in carrying out the responsibilities formerly held by Messrs. Sheinwald and Goldfeder. As stated above, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company.

         On July 7, 1997, Messrs. Sloane and Ansnes were appointed Chairman and Vice Chairman of the Company, respectively, and Mr. Fargnoli was appointed Secretary of the Company. Mr. Sheinwald resigned as Chairman and a director of the Company.

[4] Settlement of Adam Litigation:

         On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam Health Care Equipment Corp.
and its principals and all counterclaims made by Adam against the Company.
As part of the settlement the Company agreed to pay Adam the sum of $1,450,000, of which $725,000 was paid immediately, with the balance payable over a 36 month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete covering a period of five years was entered into with certain principals of Adam in exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years.

RECENT ACCOUNTING PRONOUNCEMENTS

         The Company believes that the adoption by the Financial Accounting Standards Board of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and SFAS No. 123, "Accounting for Stock Based-Compensation" and SFAS No. 128, "Earnings per Share" will not have a material impact on the Company's financial condition and results of operations.

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and related Interpretations. Under APB Opinion No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant.

         SFAS No. 128, "Earnings per Share" ("SFAS 128") has been issued effective for fiscal periods ending after December 15, 1997. It will require the Company to compute net income per share on a simplified basis. The Company is required to adopt the provisions of SFAS No. 128 and does not expect adoption of SFAS No. 128 to have a material effect on the Company's financial position or results of operations. Basic per share calculations will exclude dilution effective with the March 31, 1998 financial statements.

         In addition, SFAS Nos. 130 and 131 were issued, which established reporting and disclosure of comprehensive income and segment information, respectively. The adoption of these pronouncements will not have a significant effect on the financial statements.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements are contained on pages F-1 through F-21 of this Report and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in accountants due to disagreements on accounting and financial disclosure during the fiscal year ended March 31, 1997.

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows(1):

         NAME                   AGE                    POSITION
         ----                   ---                    --------
Alan T. Sheinwald...........     32     President, Chief Executive Officer,
                                           and Chairman(2)

Allan C. Goldfeder..........     42     Chief Operating Officer and Secretary(3)

Joel Quall..................     39     Chief Financial Officer

Matthew  J. McDonough.......     34     Vice President-Operations

Bruce L. Ansnes.............     54     Director(4)

Bruce M. Kruger, M.D........     54     Director

Craig V. Sloane.............     45     Director

Dean L. Sloane..............     51     Director(5)

         Alan T. Sheinwald joined the Company in November 1995 as President, Chief Executive Officer, Chief Financial Officer and Director and was elected Chairman in June 1996. From April 1995 until joining the Company, he was President and Chief Executive Officer of Alliance Care Services, Inc., a health care consulting firm. From January 1990 until April 1995, Mr. Sheinwald was employed by Mayflower Group, Inc. ("Mayflower"), initially as General Manager for a transportation facility, then as Senior Operations Manager overseeing sales and operations for Mayflower's northeast division, a $20

----------
(1) Following the acquisition of Metropolitan Respirator Service, Inc. ("MRS") on May 10, 1997, Mr. Donald Fargnoli was appointed to the Board of Directors and several members of MRS Management were appointed officers of the Company (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

(2) Mr. Sheinwald was terminated as President and Chief Executive Officer of the Company on July 1, 1997 and resigned as Chairman and a Director on July 7,
1997. On June 4, 1997, the Company was informed that Messrs., Sheinwald, Goldfeder and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare
(See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

(3) Mr. Goldfeder was terminated as Executive Vice President and Secretary of the Company on July 1, 1997. On June 4, 1997, the Company was informed that Messrs., Sheinwald, Goldfeder and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

(4) Mr. Ansnes was appointed Vice Chairman of the Company on July 7, 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

(5) Mr. Sloane was appointed Chairman of the Company on July 7, 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

million operating division. In 1995, Mr. Sheinwald was named Vice President - Sales and Marketing for Mayflower, overseeing the development and implementation, with agencies and institutions nationwide, of transport systems, including medical transport systems. From May 1987 until January 1990, Mr. Sheinwald was a Cavalry Tank Platoon Leader, Division and Battalion Staff Officer for the United States Army. Mr. Sheinwald has a B.S. from the United States Military Academy at West Point and an M.B.A. from New York University.

         Allan C. Goldfeder joined the Company in September 1993 as Chief Operating Officer and was appointed Secretary of the Company in January 1996. From January 1993 until September 1993 Mr. Goldfeder was an independent consultant to the health care industry. From July 1989 until January 1993, he was a Director of Operations and then Director of New Product Development for U.S. Home Care Corporation. Mr. Goldfeder was a divisional Vice President from February 1986 until June 1989 with Continental Health Affiliates, Inc. From January 1977 until September 1985, Mr. Goldfeder was employed by Quality Care. Mr. Goldfeder has a B.S. from City University of New York.

         Joel Quall joined the Company in October 1996 and was appointed Chief Financial Officer in December 1996. Prior to joining the Company, Mr. Quall was employed as a manager with the accounting firm of Richard A. Eisner & Company, LLP, where he worked on several healthcare related companies. Mr. Quall is a Certified Public Accountant and has a B.S. from City University of New York.

         Matthew J. McDonough joined the Company in February 1996 as Operations Manager. In February 1997, Mr. McDonough was promoted to Vice President - Operations. From December 1992 to July 1994, Mr. McDonough was a Regional Manager for the Mayflower Group, Inc., and from July 1994 to February 1996 was an Assistant Station Manager with Airborne Express, Inc. Mr. McDonough has also gained significant operational experience as an engineering officer in the United States Navy. He has a B.S. from Old Dominion University.

         Bruce L. Ansnes became a director of the Company in August 1996. Since 1986, he has been a private investor. From 1978 to 1983, Mr. Ansnes was Treasurer, and from 1983 until 1986, Treasurer and Vice President of Culbro Corporation. He has a B.A. from Colby College and an M.B.A. from Columbia University.

         Bernard M. Kruger, M.D., became a Director of the Company in August 1996. He has been in private practice of internal medicine and medical oncology since 1979, and is affiliated with Lenox Hill Hospital, Beth Israel Hospital, Mount Sinai Hospital and the Orthopedic Institute. Dr. Kruger is a director of Community Medical Transport, Inc., a publicly traded company.

         Craig V. Sloane has been a director of the Company since its inception. Since December 1990, he has served as Vice President - Operations and a
Director of Community Medical Transport, Inc., a publicly traded company. From 1985 through October 1990, he was a futures analyst at Smith Barney Harris Upham & Co.

         Dean L. Sloane has been a director of the Company since its inception. Since December 1988, he has been Chairman of the Board, President and a Director of Community Medical Transport, Inc., a publicly traded company. Mr. Sloane has also been a director, since May 1996, of SunStar Healthcare, Inc., a publicly traded company.

         Dean L. Sloane and Craig V. Sloane are brothers.

         Subsequent to the closing of the Company's initial public offering, the underwriters were granted the right, but not the obligation, to appoint a designee to serve as an advisor to the Board of Directors. The Underwriters have not designated an individual to serve in such capacity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Due to an administrative oversight, Joel Quall did not file in a timely manner a Form 3 when he was appointed Chief Financial Officer of the Company in December 1996, or a Form 4 when he purchased

1,000 shares of the Company's common stock in January 1997. Mr. Quall has since filed the necessary forms. Due to an administrative oversight, Matthew J. McDonough did not file in a timely manner a Form 3 when he was appointed Vice President - Operations of the Company in February, 1997. Mr. McDonough has since filed the necessary form.


ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended March 31, 1997, 1996 and 1995, to the Company's Chief Executive Officer and each of the Company's other executive officers whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                      Long Term Compensation
                                      -------------------                      ----------------------

Name & Principal    Fiscal                        Other Annual      Restricted     Securities Underlying    LTIP        All Other
   Position          Year   Salary($)  Bonus($)  Compensation($)  Stock Awards($)    Options/SAR's (#)    Payouts($)  Compensation
   --------          ----   ---------  --------  ---------------  ---------------    -----------------    ----------  ------------
Alan T. Sheinwald    1997   $138,000      0         $ 9,000             0                    0               0             0

Chief Executive      1996   $ 48,000      0         $ 3,000             0                    0               0             0
Officer (2) (3)

Allan C. Goldfeder   1997   $115,000      0         $10,000             0                    0               0             0

Chief Operating      1996   $110,000      0         $10,000             0                    0               0
Officer (1) (3)      1995   $119,000      0         $10,000             0                    0               0             0


-----------------
(1) Mr. Goldfeder was the Company's principal executive officer for the fiscal years ended March 31, 1995 and 1994.

(2)      Mr. Sheinwald's employment with the Company commenced November 13,
         1995.

(3) Mr. Sheinwald and Mr. Goldfeder were terminated by the Company on July 1, 1997 (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Alan T. Sheinwald, President and Chief Executive Officer of the Company upon the completion of its initial public offering in October 1996. The agreement has a three year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $150,000. The agreement provides for certain employee benefits including medical insurance, vacation and a car allowance, and also contains a non-competitive provision covering the term of the agreement plus one year following termination. On July 1, 1997, Mr. Sheinwald's services were terminated by the Company (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

         The Company also entered into an employment agreement with Allan C. Goldfeder, Chief Operating Officer of the Company upon the completion of its initial public offering in October 1996. The agreement has a three-year term, which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $120,000. The agreement provides for certain employee benefits including medical insurance, vacation and a car allowance, and also contains a non-competition provision cover the term of the agreement plus one year following termination. On July 1, 1997, Mr. Goldfeder's services were terminated by the Company (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events).

STOCK OPTION PLAN

         The Company's Board of Directors has adopted its 1996 Stock Option Plan (the "Plan") for officers, employees, directors and consultants of the Company or any of its subsidiaries. The Plan authorizes the granting of stock options to purchase an aggregate of not more than 603,000 shares of the Company's Common Stock. As of the date hereof, options to purchase an aggregate of 28,000 shares of Common Stock have been granted and options to purchase 2,000 shares of common stock have been canceled. An option to purchase an aggregate of 577,000 shares of Common Stock are available for grant under the Plan.

         The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period and other provisions of such options. The options granted under the Plan will be exercisable in such installments as may be provided in the grant.

         Options granted to employees may be either incentive stock options under the Internal Revenue Code ("ISOs") or non-ISOs. The Board may determine the exercise price, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Company's Common Stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. The Company does not expect the exercise price of non-ISOs to be less than fair market value.

         The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plan as the Board of Directors may impose. Each option, unless sooner terminated, shall expire no later than 10 years (Five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant, as the Board may determine. The Board has the right to amend, suspend or terminate the Plan at any time, provided, however, that unless ratified by the Company's shareholders within 12 months thereafter, no amendment or change in the Plan will be effective: (a) increasing the total number of shares which may be issued under the Plan; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted;
(c) extending the term of the Plan or period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Plan; (e) materially increasing the benefits accruing to participants under the Plan; or (f) with respect to options which are ISOs, amending the Plan in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986.

COMPENSATION OF DIRECTORS

         Directors who are not employed by the Company are paid a fee of $1,000 for each meeting attended and $500 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of March 31, 1997 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and each executive officer of the Company identified in the Summary Compensation Table, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to the community property laws where applicable.

NAME AND ADDRESS              AMOUNT AND NATURE OF
OF BENEFICIAL OWNER           BENEFICIAL OWNERSHIP       PERCENT OF CLASS
-------------------           --------------------       ----------------
Bruce L. Ansnes
15 Glen Park Road
Purchase, NY  10577                 110,000                    1.77%

Bernard M. Kruger, M.D.
170 East 78th Street                 18,334                    0.30%
New York, NY  10021

Dean L. Sloane
45 Morris Street                  1,713,800 (1)               27.53%
Yonkers, NY  10705

Craig V. Sloane
45 Morris Street                    428,450                    6.88%
Yonkers, NY  10705

Alan T. Sheinwald
203 Briarwood Drive               2,142,250 (2)               34.41%
Somers, NY  10589

Allan C. Goldfeder
49 Keene Lane                       225,500                    3.62%
Woodsburgh, NY  11598

All Officers and Director         4,638,334                   74.51%
as a Group

----------
1. Includes 100,000 shares owned by Mr. Sloane's wife, Mary Sloane, and 800 shares owned by Mr. Sloane's son, Joshua Sloane.

2. Does not include options to purchase 20,000 shares at an exercise price of $4.00 per share granted to Mr. Sheinwald's brother-in-law, Wade Wilson, or 125,000 shares of common stock which may be issued to Mr. Wilson upon the conversion of a $444,340 promissory note issued by the Company to Mr. Wilson on May 10, 1997 in connection with the Company's acquisition of Metropolitan respirator Service, Inc. (See Management's Discussion and Analysis of Financial Statements and Results of Operations - Subsequent Events).

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         All transactions with officers and shareholders and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. All future transactions between the Company and its officers, directors and 5% shareholders will be on terms no less favorable than could be obtained by independent third parties and will be approved by a majority of the independent disinterested directors of the Company.

LOANS

         The Company received loans from certain shareholders and former shareholders and their affiliates in the aggregate amount of $225,000. All the loans were non-interest bearing. The loans were made on March 31, 1993 to help finance the Company's operations. One loan of $80,000 bore interest at a rate of 8-1/4% until September 30, 1994, at which time the accrued interest was added to the principal outstanding. The Company repaid these loans from the proceeds of its initial public offering as follows: $135,000 to Dean L. Sloane (which includes accrued interest of $10,209 through September 30, 1994); $15,000 each to Manuel N. Wilson and Wade Wilson; and $90,000 to At Home Health Care Supplies Inc.

CONSULTING AGREEMENT

         During the fiscal year ended March 31, 1995, the Company paid approximately $35,000 to Purchase Marketing Associates, a consulting company whose President, Manuel N. Wilson, was a former shareholder, director and promoter of the Company, pursuant to a consulting agreement between the Company and such entity, whereby the entity acted as a non-exclusive agent to represent the Company with potential managed care organizations. The agreement was amended on May 1, 1995 to provide for the same consulting services to be provided for a fixed fee of $4,500 per month. The agreement was terminated in November 1995 with payment made through January 31, 1996 aggregating $45,000.

ITEM 13.    EXHIBIT AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         The Exhibits filed as part of the Report on Form 10-K are listed in the Index to Exhibits immediately following the financial statement schedules.

         (b) The Company filed a Current Report on Form 8-K on May 14, 1997 with respect to the Company's acquisition of Metropolitan Respirator Service, Inc., which was amended by a Current Report on Form 8-K/A dated May 22, 1997. The following financial statements were filed with the 8-K:

             (i)  Financial Statements of Business Acquired.

                           The balance sheets of Metropolitan Respirator
                  Service, Inc. as of March 31, 1996 and December 31, 1996 and the related Statements of Operations and Retained Earnings and Cash Flows for the years ended March 31, 1995 and 1996 and for the nine months ended December 31, 1996.

             (ii) Pro Forma Financial Information.

                           Unaudited condensed balance sheet as of December 31,
                  1996 of Community Care Services, Inc.

                           Unaudited condensed consolidated statement of income
                  of Community Care Services, Inc. for the year ended March 31, 1996 and the nine months ended December 31, 1996.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMUNITY CARE SERVICES, INC.


                                         /S/   Matthew J. McDonough
                                         ---------------------------------
                                         Vice President - Operations
                                         (Principal Executive Officer)



                                         /S/   Joel Quall
                                         ---------------------------------
                                         Chief Financial Officer and Chief
                                         Accounting Officer


Dated:  July 18, 1997


         In accordance with of the and Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


        /S/  Bruce L. Ansnes                    Director          July 18, 1997
--------------------------------------
             Bruce L. Ansnes

                                                Director          July   , 1997
--------------------------------------
             Bernard Kruger

        /S/  Craig V. Sloane                    Director          July 18, 1997
--------------------------------------
             Craig V. Sloane


        /S/  Dean L.  Sloane                    Director          July 18, 1997
--------------------------------------
             Dean L. Sloane

        /S/ Donald Fargnoli                     Director          July 18, 1997
--------------------------------------
            Donald Fargnoli

                              FINANCIAL STATEMENTS

Financial Statements of the Company required to be included in Part II, Item 7 are listed below:

                                                               FORM 10-KSB PAGES
                                                               -----------------
         Report of Independent Auditors                              F-2

         Balance Sheet, March 31, 1997 and
         Unaudited Pro Forma Balance Sheet, March 31, 1997        F-3 - F-4

         Statements of Income for the Years
         Ended March 31, 1997 and 1996                               F-5

         Statements of Shareholders' Equity
         For the Years Ended March 31, 1997 and 1996                 F-6

         Statements of Cash Flows for the
         Years ended March 31, 1997 and 1996                      F-7 - F-8

         Notes to Financial Statements                            F-9 - F-21

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
Community Care Services, Inc.

         We have audited the accompanying balance sheet of Community Care Services, Inc. as at March 31, 1997 and the related statements of income, changes in stockholders' equity and cash flows for the years ended March 31, 1997 and March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Community Care Services, Inc. at March 31, 1997, and the results of its operations and its cash flows for the years ended March 31, 1997 and March 31, 1996, in conformity with generally accepted accounting principles.

         As discussed in Note N[2] to the financial statements, the U.S. Department of Justice is conducting a criminal investigation relating to allegedly improper payments made in connection with the Company obtaining a contract to provide services involving Medicare.

Richard A. Eisner & Company, LLP

New York, New York
June 17, 1997

With respect to Note N[3], July 7, 1997
and Note G, July 15, 1997

                          COMMUNITY CARE SERVICES, INC.
                                  BALANCE SHEET
                                      AS OF
                                 MARCH 31, 1997


ASSETS
                                                                              PRO FORMA
                                                                            (NOTE N [1])
                                                             HISTORICAL      (UNAUDITED)
                                                            -----------     ------------
CURRENT ASSETS:
 Cash and cash equivalents ..............................   $ 4,648,000     $   646,000
 Accounts receivable - net ..............................     3,054,000       6,469,000
 Inventory ..............................................       641,000         922,000
 Prepaid expenses and other current assets ..............        72,000         733,000
                                                            -----------     -----------
    TOTAL CURRENT ASSETS ................................     8,415,000       8,770,000

Rental equipment - net of accumulated
    depreciation of $540,000 ............................     1,261,000       1,562,000
Property and equipment - net ............................       322,000         665,000
Excess of purchase price over net assets acquired .......             0       6,278,000
Covenants not to compete - net of accumulated
    amortization of $600,000 ............................       261,000         621,000
Accounts and customer lists - net of accumulated
    amortization of $80,000 .............................       120,000         345,000
Other Assets ............................................        81,000         119,000
                                                            -----------     -----------

    TOTAL ...............................................   $10,460,000     $18,360,000
                                                            ===========     ===========

                                    Continued

                          COMMUNITY CARE SERVICES, INC.
                                  BALANCE SHEET
                                      AS OF
                                 MARCH 31, 1997
                                   (continued)




LIABILITIES

CURRENT LIABILITIES:

 Accounts payable and accrued expenses ...............   $ 1,767,000     $ 3,504,000
 Note payable - Bank .................................       243,000         243,000
 Current portion - Notes payable to suppliers ........        54,000         546,000
 Line of Credit ......................................             0         999,000
 Current portion - Note payable ......................             0         100,000
 Current portion - Due to Adam Health Care Equipment
     Corp ............................................     1,109,000       1,109,000
 Current portion of lease obligations ................         4,000           4,000
 Income taxes payable ................................       117,000         117,000
                                                         -----------     -----------
     TOTAL CURRENT LIABILITIES .......................     3,294,000       6,622,000

 Due to Adam Health Care Equipment Corp ..............       591,000         591,000
 Notes payable to suppliers ..........................             0         229,000
 Notes payable .......................................             0       2,967,000
 Long term portion of lease obligations ..............        17,000          17,000
 Deferred income taxes payable .......................         9,000          72,000
                                                         -----------     -----------

     TOTAL LIABILITIES ...............................     3,911,000      10,498,000
                                                         -----------     -----------

Commitments and Contingencies














STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized
    20,000,000 shares, issued and outstanding 6,225,000
    shares ..............................................        62,000          66,000
Preferred stock, $.01 par value; authorized
    1,000,000 shares, none issued
Additional paid in capital ..............................     6,428,000       7,737,000
Retained earnings .......................................        59,000          59,000
                                                            -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY ..........................     6,549,000       7,862,000
                                                            -----------     -----------
    TOTAL ...............................................   $10,460,000     $18,360,000
                                                            -----------     ===========


   The accompanying notes to financial statements are an integral part hereof.

                          COMMUNITY CARE SERVICES, INC.
                              STATEMENTS OF INCOME


                                                           YEAR ENDED
                                                            MARCH, 31
                                                  -----------------------------

                                                      1997              1996
                                                  -----------       -----------
Net Revenues ................................     $ 9,753,000       $ 6,182,000
                                                  -----------       -----------

Cost and Expenses:
   Cost of net revenues:
       Product and supply costs .............       3,962,000         2,084,000
       Rental equipment depreciation ........         339,000           252,000
                                                  -----------       -----------

                                                    4,301,000         2,336,000

   Selling, general and administrative
   expenses .................................       4,303,000         2,660,000

   Provision for doubtful accounts ..........         361,000           299,000

   Amortization of intangible assets ........         129,000           108,000
                                                  -----------       -----------

   Total Cost and Expenses ..................       9,094,000         5,403,000
                                                  -----------       -----------

       Operating Income .....................         659,000           779,000

   Interest Income ..........................         103,000                 0

   Interest Expense .........................        (154,000)         (155,000)
                                                  -----------       -----------

   Income before provision for
       income taxes .........................         608,000           624,000

   Provision for income taxes ...............         278,000           196,000
                                                  -----------       -----------

NET INCOME ..................................     $   330,000       $   428,000
                                                  ===========       ===========

   Per share data
       Net income per common share ..........     $       .06       $       .09
                                                  ===========       ===========

   Weighted average number of
       common shares outstanding ............       5,405,822         4,730,000
                                                  ===========       ===========

   The accompanying notes to financial statements are an integral part hereof.

                          COMMUNITY CARE SERVICES, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1997 AND 1996


                                             COMMON STOCK
                                      --------------------------

                                        NUMBER                          ADDITIONAL     RETAINED EARNINGS
                                          OF                              PAID IN        (ACCUMULATED)
                                        SHARES           AMOUNT           CAPITAL          (DEFICIT)           TOTALS
                                      ---------        ---------        ----------     -----------------    -----------
Balance - March 31, 1995 .........    4,510,000        $  45,000        $    5,000       $  (699,000)       $  (649,000)
Net income .......................                                                           428,000            428,000
Warrants issued ..................                                          13,000                               13,000
Issuance of common stock .........    3,392,000           34,000           278,000                              312,000
                                     ----------        ---------        ----------       -----------        -----------
Balance - March 31, 1996 .........    7,902,000           79,000           296,000          (271,000)           104,000
Conversion of common stock
   to warrants ...................   (3,172,000)         (32,000)           32,000
Net proceeds of initial public
   offering ......................    1,495,000           15,000         6,100,000                            6,115,000
Net income .......................                                                           330,000            330,000
                                     ----------        ---------        ----------       -----------        -----------
Balance - March 31, 1997 .........    6,225,000        $  62,000        $6,428,000       $    59,000        $ 6,549,000
                                     ==========        =========        ==========       ===========        ===========

   The accompanying notes to financial statements are an integral part hereof.

                          COMMUNITY CARE SERVICES, INC.
                            STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------

                                                                       1997              1996
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income .................................................    $   330,000       $   428,000
   Adjustments to reconcile net income
       to cash provided by operating activities:
       Depreciation and amortization expense ..................        512,000           364,000
       Write - off of unamortized
         deferred financing costs .............................         49,000             8,000
       Write-off of rental equipment ..........................         80,000            34,000
       Provision for doubtful accounts ........................        361,000           299,000
       Deferred income taxes payables .........................              0             9,000
       Changes in operating assets and liabilities:
           (Increase) in accounts receivable-trade ............       (607,000)       (2,434,000)
           (Increase) in inventory ............................       (200,000)         (309,000)
           (Increase) decrease in prepaid expenses and other
                current assets ................................        (68,000)           21,000
           (Increase) in other assets .........................        (45,000)          (19,000)
           (Decrease) increase in accounts payable and
                accrued expenses ..............................       (126,000)        1,815,000
           (Decrease) increase in income taxes payable ........        (65,000)          181,000
                                                                   -----------       -----------

       Net cash provided by operating activities ..............        221,000           397,000
                                                                   -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of rental equipment ............................       (395,000)         (819,000)
   Acquisition of property and equipment ......................       (127,000)          (52,000)
                                                                   -----------       -----------

   Net cash (used in) investing activities ....................       (522,000)         (871,000)
                                                                   -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of initial public offering ........................      7,059,000                 0
   Offering Costs .............................................       (766,000)         (257,000)
   Issuance of common stock ...................................         15,000           312,000
   Proceeds from debt offerings ...............................              0           638,000
   Principal repayment of debt offering .......................       (638,000)                0
   Proceeds from bank borrowings ..............................        243,000           200,000
   Increase in other payments .................................        (11,000)                0
   Proceeds from promissory note ..............................        300,000                 0
   Repayment of promissory note ...............................       (300,000)                0
   Principal repayment of bank borrowings .....................       (200,000)         (169,000)
   Proceeds from notes payable to suppliers ...................              0           106,000
   Principal repayment of notes payable to suppliers ..........       (688,000)         (241,000)
   Repayment of director and former stockholders loans ........       (255,000)                0
                                                                   -----------       -----------

       Net cash provided by financing activities ..............      4,759,000           589,000
                                                                   -----------       -----------



NET INCREASE IN
    CASH AND CASH EQUIVALENTS .................................      4,458,000           115,000
    Cash at beginning of year .................................        190,000            75,000
                                                                   -----------       -----------

CASH AND CASH EQUIVALENT AT END OF YEAR .......................    $ 4,648,000       $   190,000
                                                                   ===========       ===========


                                    Continued

                          COMMUNITY CARE SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                            YEARS ENDED
                                                                             MARCH 31,
                                                                   -----------------------------

                                                                       1997              1996
                                                                   -----------       -----------


SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period:
Interest ......................................................    $    88,000       $    61,000
                                                                   -----------       -----------
Taxes .........................................................    $   363,000       $     6,000
                                                                   -----------       -----------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:

During the year ended March 31, 1997, the Company financed certain capital expenditures of $21,000 through the issuance of a capital lease. Also, the Company restructured its liability with Adam Health Care Equipment Corp. whereby the existing payable amounts of approximately $1,450,000 was converted into notes payable of $1,450,000 payable over three years and incurring interest at 9% per annum (See Note N [4]). The reconciliation of the net proceeds from the initial public offering ("IPO") is as follows:

     Proceeds of IPO after underwriters
       discounts and commissions                                    $7,074,000
     Less: offering costs - current year           $766,000
                          - prior year              193,000            959,000
                                                   --------         ----------
                                                                     6,115,000
     Issuance of common stock                                           15,000
                                                                    ----------
                                                                    $6,100,000
                                                                    ==========

During the year ended March 31, 1996, the Company purchased property and equipment with a note of approximately $150,000. Also during the year end March 31, 1996, suppliers have agreed to convert approximately $726,000 of trade payables into notes payable.


   The accompanying notes to financial statements are an integral part hereof.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - ORGANIZATION:

         Community Care Services, Inc., (the "Company") was incorporated in July 1992 in the State of New York. The Company operates a home health care business which sells and rents durable medical equipment and sells medical supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey.

         From inception through March 31, 1993, the Company had minimal activity. In April 1993, the Company purchased certain assets and business of Adam Health Care Equipment Corp. ("Adam"), a company in the same industry for $1,500,000 ("Purchase Price"). In addition, the Company paid Adam an additional $86,000 representing an adjustment to the Purchase Price mainly for used equipment and parts. The Company paid $150,000 at the execution of this agreement and $300,000 at the closing. $1,000,000 of the balance was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

         In 1993, the Company commenced an action against Adam and its principals arising out the acquisition of certain assets of Adam by the Company in April 1993. In April 1997, the litigation with Adam was settled (See Note N[4] -Subsequent Event - Settlement of Adam Litigation). All presentations in the financial statements reflect the terms of the settlement.

(NOTE B) - SIGNIFICANT ACCOUNTING POLICIES:

         Significant accounting policies in the preparation of the financial statements are as follows:

         [1] Revenue recognition:

         Revenues are recognized on the date services and products are provided to patients and are recorded at the expected reimbursement rates with third party payors, including private insurers, Medicare and Medicaid.

         [2] Cash Equivalents:

         Cash equivalents consist of highly liquid investments that have a maturity of less than three months.

         [3] Inventories:

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of medical supplies sold directly to patients for use in their home.

         [4] Rental equipment:

         Rental equipment consists of medical equipment rented to patients for use in their homes and is stated at depreciated cost. Depreciation is provided using the straight-line method over the useful life of the equipment, which is estimated at five years.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


         [5] Property and equipment:

         Property and equipment are stated at depreciated or amortized cost and are depreciated or amortized using the straight-line method over five years the estimated useful lives of the assets for financial reporting purposes and accelerated methods for income tax reporting purposes.

         [6] Intangible assets:

         Intangible assets consist of covenants not to compete and accounts and customer lists. The covenants are being amortized on a straight-line basis over their contractual lives which range from two to four years. The new covenants not to compete entered into with Adam as part of the settlement of the Adam litigation will be amortized over five years (See Note N[4] - Subsequent Events
- Settlement of Adam Litigation).

         The accounts and customer lists are being amortized using the straight-line method over the period of expected benefit, which is estimated at ten years. Intangible assets are evaluated periodically, and adjusted if necessary, if events and circumstances indicate that a permanent decline in value below the carrying amount has occurred.

         [7] Income taxes:

         Effective August 10, 1992, the Company elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and state tax laws. Under those provisions the Company did not pay federal corporate income tax. However, it was subject to a limited extent, to New York State corporate tax. The stockholders were liable for individual income taxes on the Company's taxable income until November 1995 when the S corporation status was automatically terminated by the sale of common stock to an ineligible stockholder. No pro forma tax provision (benefit) has been presented to reflect the Company's taxes as if it were a C corporation. The Company would have reported net operating losses if it were a C corporation for the year ended March 31, 1995 resulting in a deferred tax asset which would be netted against a valuation allowance thereby providing a zero tax provision. (See Note M - Income Taxes).

         [8] Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         [9] Net Income Per Share:

         Net income per common share is based on the weighted average number of common shares outstanding after giving retroactive effect to the conversion of common shares for warrants and all stock splits. All references in the accompanying financial statements to the number of shares and per share amounts reflect these changes.

         [10] Recently issued accounting pronouncements:

         The Company believes that Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and SFAS No. 123, "Accounting for Stock-Based Compensation" issued by the Financial Accounting Standards Board will not have a material impact on the Company's financial position and results of operations. In accordance with SFAS No. 123 the Company expects to continue to account for employee

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" (See Note I-Stockholders' Equity).

         SFAS No. 128, "Earnings per Share", has been issued effective for fiscal periods ending after December 15, 1997. It will require computing net income per share on a simplified basis. Basic per share calculations will exclude dilution effective for the March 31, 1998 financial statements.

         In addition, SFAS Nos. 130 and 131 were issued, which established reporting and disclosure of comprehensive income and segment information, respectively. The adoption of these pronouncements will not have a significant effect on the financial statements.

         [11] Fair Value of Financial Instruments:

         The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturity, the carrying amount of the Company's debt also approximates fair value at March 31, 1997.

         [12]  Reclassifications:

         Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation.

(NOTE C)  -  INITIAL PUBLIC OFFERING:

         On October 18, 1996 the Company completed an initial public offering of 1,495,000 units, each consisting of one share of common stock and one Class A Warrant at a price of $5.20 per unit (See Note I[2]). The offering resulted in net proceeds of approximately $6,115,000. The Company used the proceeds of the offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately $39,000; repayment of note payable - bank of $200,000 and accrued interest of approximately $1,000 and repayment of notes payable to suppliers of approximately $649,000.

(NOTE D)  -  ACCOUNTS RECEIVABLE:

         Accounts receivable at March 31, 1997 consists of the following:

Billed receivables.......................................           $2,540,000
Unbilled receivables.....................................              912,000
                                                                    ----------
         TOTAL...........................................            3,452,000
Less allowance for doubtful accounts.....................              398,000
                                                                    ----------

                                                                    $3,054,000
                                                                    ==========

         Unbilled receivables represent delivered products or services rendered as of March 31, 1997 which will be billed when the Company obtains the physician's written prescription. Management evaluates the adequacy of the allowance based on the specific payor and general economic conditions including the aging of the account and the nature of the payor (private or government agencies).

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE E) - PROPERTY AND EQUIPMENT:

         Property and equipment at March 31, 1997 consists of the following:

Machinery and Equipment......................................     $127,000
Software.....................................................       69,000
Furniture and fixtures.......................................       61,000
Delivery Vehicles............................................        5,000
Leasehold improvements.......................................      133,000
                                                                  --------

                                                                   395,000
Less accumulated depreciation and amortization...............       73,000
                                                                  --------

                                                                  $322,000
                                                                  ========

(NOTE F) - NOTES PAYABLE TO SUPPLIERS:

Notes payable to suppliers - payable at monthly
intervals through June, 1997, with
interest at 13% .............................................     $ 54,000
                                                                  ========

(NOTE G) - NOTES PAYABLE - BANK:

Note payable to bank, collateralized by all assets of the
Company, bearing interest at the prime rate (8.5% at
March 31, 1997), payable on demand...........................     $243,000
                                                                  ========

         On March 14, 1997, the Company obtained a $4,000,000 line of credit from The Bank of New York. The line of credit is evidenced by a promissory note. The line of credit contains no financial covenants. In July 1997, The Bank of New York notified the Company that it will put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal investigation of the Company is completed (See Note N[2] -Subsequent Events - Investigation by U.S. Department of Justice). As of July 9, 1997, the Company had drawn down $2,223,000 of the line, leaving availability of $277,000 under the line.

(NOTE H)  - LONG-TERM DEBT (SEE NOTE N [4]):

Notes payable - Adam Health Care Equipment
Corp., bearing interest at 9%
Collateralized by certain assets,
subordinate to Notes Payable - Bank (See Note G) ............   $1,700,000
                                                                ==========

         Principal payments required on debt (excluding capital lease) for the next four years ending March 31, are as follows:

                  1998                      $1,109,000
                  1999                         283,000
                  2000                         283,000
                  2001                          25,000
                                            ----------

                                            $1,700,000
                                            ==========

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE I) - STOCKHOLDERS' EQUITY:

[1] COMMON STOCK:

         During April 1995, the Company issued 440,000 common shares for a purchase price of $22,000.

         In addition, the Board of Directors authorized the changes and increases of the Company's shares to reflect a change of the Company's no par value common stock to $.01 par value and their exchange at the rate of one share of no par value common stock for 13,666 2/3 shares of $.01 par value. The Board of Directors also authorized the common stock $.01 par value to increase by an additional 7,266,667 shares and authorized preferred stock $.01 par value to increase to 1,000,000 shares.

         During November 1995, the Company issued 1,851,665 common shares for an aggregate price of $101,000. The net proceeds of this transaction were approximately $78,000.

         During January 1996, the Company issued 1,100,000 common shares for an aggregate price of $250,000. The net proceeds of the transaction was $212,000.

         In April 1996, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000,000 to 20,000,000 shares.


         In August 1996, the Company exchanged 3,171,665 shares of common stock for 2,883,332 Class A warrants and then issued a 2.2 for 1 stock dividend on the remaining outstanding shares. All references in the accompanying financial statements to the number of shares and per share amounts reflect these changes (See Note I[2]).

[2] WARRANTS

         Each Class A Warrant entitles its holder, commencing two years from October 1996, to purchase one share of Common Stock at an exercise price of $6.00 per share. The Warrants expire on October 17, 2003, seven years after October 1996.

         The Warrants are redeemable by the Company at a price of $.05 per Redeemable Warrant, commencing two years from the Effective Date and prior to their expiration, on 30 days prior written notice to the registered holder of the Warrants, providing the closing high bid price per share of the Common Stock, or the last sale price per share if listed on a national exchange for a period of 20 consecutive trading days ending not more than three days prior to the date of any redemption notice equals or exceeds at least $8.00, subject to adjustment, for the Class A Warrants. The Warrants are exercisable until the close of the business day preceding the date fixed for redemption. In addition, subject to the rules of the NASD, the Company has agreed to engage Maidstone Financial Inc. as warrant solicitation agent, in connection with which it would be entitled to a 8% fee upon exercise of the Warrants.

         In connection with the issuance in 1996 of the 8% notes payable, which was repaid from the proceeds of the Company's initial public offering, the Company issued warrants for the purchase of 1,275,000 shares of common stock at a purchase price of $7.50 per share; exercisable commencing February 1997 to February 2001. Upon closing of the initial public offering the warrants were exchanged into an equal Number of Class A warrants.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

UNDERWRITERS' WARRANT

         In connection with its initial public offering, the Company sold to its Underwriters, for $10, an Underwriters' Warrant to purchase 130,000 shares of Common Stock and/or 130,000 Class A Warrants. The Underwriters' Warrant is exercisable for a four-year period commencing one year from October 1996 and entitles the Underwriters to purchase each share of Common Stock or Warrant covered thereby at an exercise price equal to 165% of the offering price per share of Common Stock or Warrant, subject to adjustment in certain events. The Underwriters' Warrant may not be sold, transferred, assigned or hypothecated except to officers of the underwriters or members of the selling group of any officer or partner of any member of the selling group. The price is payable for the securities upon exercise of the Underwriters' Warrant and the number of securities underlying the Underwriters' Warrant are subject to adjustment to prevent dilution.

         At March 31, 1997 there were 5,783,332 warrants outstanding.

[3]  PREFERRED STOCK

         The Company's Certificate of Incorporation authorizes the issuance of 1,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors.

         Accordingly, the Company's Board of Directors is empowered, without shareholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.


[4]  STOCK OPTION PLAN

         The Company applies APB No. 25 in accounting for its employee stock option plans and accordingly, recognizes compensation expenses for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of the grant. The effect of applying SFAS No. 123 on 1997 pro forma net income as stated below is not necessarily representative of the effects on reported net income for future years due to, among other things: (1) the vesting period of the stock option and (2) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's pro forma net income in 1997 would have been approximately $318,000 or $.06 per share. The fair value of the options granted during 1997 are estimated as $3.18 per share. On the date of grant using Black Scholes option pricing model with the following assumptions: dividend yield 0%, volatility of .6, risk free interest rate of 6.35% for 1997 and expected life of 6 years.

         During 1996, the Company's Board of Directors has adopted the Company's 1996 Stock Option Plan (the "Plan"), which provides for the granting of options to purchase up to 603,000 shares to officers, employees, directors and consultants of the Company or any of its subsidiaries. As of the date hereof, options to purchase an aggregate of 28,000 shares of Common Stock have been granted and options to purchase an aggregate of 2,000 shares have been canceled. Options to purchase an aggregate of 577,000 shares of Common Stock are available for grant under the Plan.

         The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

period and other provisions of such options. The options granted under the Plan will be exercisable in such installments as may be provided in the grant.

         Options granted to employees may be either incentive stock options under the Internal Revenue Code ("ISOs") or non-ISOs. The Board may determine the exercise price, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Company's Common Stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. The Company does not expect the exercise price of non-ISOs to be less than fair market value.

         Additional information with respect to options issued to employees under the flow activity is summarized as follows:

                                                                Weighted Average
                                                  Options        Exercise Price
                                                  -------       ----------------
Outstanding at April 1, 1996                            0                  0
Granted  (Vesting over two years)                  28,000           $   5.10
Exercised                                               0                  0
Canceled                                            2,000               5.10
                                                   ------           --------

Outstanding at March 31, 1997                      26,000           $   5.10
                                                   ======           ========

Exercisable at March 31, 1997                           0
                                                   ======

The following table summarizes information about stock options granted to employees at March 31, 1997:

                                         Weighted
                                         Average           Weighted
                                         Remaining         Average
      Range of         Number            Contractual       Exercise
      Exercise Price   Outstanding       Life (In Years)   Price
      --------------   -----------       ---------------   --------
          $5.10           26,000              9.5            $5.10

(NOTE J) - RELATED PARTIES:

         During the fiscal year ended March 31, 1995, the Company paid approximately $35,000 to Purchase Marketing Associates, a consulting company whose President, Manuel N. Wilson, was a former shareholder, director and promoter of the Company, pursuant to a consulting agreement between the Company and such entity, whereby the entity acted as a non-exclusive agent to represent the Company with potential managed care organizations. The agreement was amended on May 1, 1995 to provide for the same consulting services to be provided for a fixed fee of $4,500 per month. The agreement was terminated in November 1995 with payment made through January 31, 1996 aggregating $45,000.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - CONCENTRATION OF RISK:

          Revenues from principal sources was as follows:

                                                                                     YEAR ENDED
                                                                                      MARCH 31,
                                                                                 ------------------
                                                                                  1997         1996
                                                                                 -----        -----
         Medicaid ..........................................................     31.2%        36.4%
         Medicare ..........................................................     28.4%        35.4%
         Private insurance and other
           non government agencies .........................................     40.4%        28.2%
                                                                                 -----        -----

         Total .............................................................     100 %        100 %
                                                                                 =====        =====

         The percentage of accounts receivable as of March 31, 1997 is as follows:

         Medicaid ..........................................................     22.5%
         Medicare ..........................................................     28.6%
         Private insurance and other
            non governmental agencies ......................................     48.9%
                                                                                 -----
                                                                                 100 %
                                                                                 =====

         The Company derives the majority of its revenues from reimbursements by third party payors, typically invoicing and collecting payments directly from the third-party payor.

         During the years ended March 31, 1997 and March 31, 1996, the Company's five largest sources of referral accounted for approximately 74% and 52%, of the Company's total revenue, respectively.

         Reimbursements can be influenced by the financial instability of private third-party payors and the budget pressures and cost shifting by governmental payors. A reduction in coverage or reimbursement rates by third-party payors could have a material adverse effect on the Company's results of operations.

          The Company must comply and is subject to extensive federal and state regulations in connection with its participation in Medicaid and Medicare. Like other Medicaid and Medicare providers, it is subject to governmental audits and other reviews and investigations related to Medicaid and Medicare reimbursement claims. One such audit is currently pending. It is also subject to various fraud and abuse laws that are designed to maintain the integrity of the Medicare and Medicaid programs (See Government Regulation and Reimbursement Section of 10-KSB and Subsequent Events).

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - COMMITMENTS:

         [1]  Capital Lease:

         The Company leases certain equipment under capital leases. Future minimum rental payments required on capital leases for the next five years, less amounts representing interest, are as follows:

                                 YEAR ENDED
                                  MARCH 31
                                  --------
                           1998             $  6,000
                           1999                6,000
                           2000                6,000
                           2001                5,000
                                            --------
                                              23,000

Less amounts representing interest             2,000
                                            --------

                                            $ 21,000
                                            ========

         [2]  Operating Leases:

         The Company is obligated under operating leases for premises and equipment. In addition to the basic rental on one of the premises, the lease provides for increases for real estate taxes. Future minimum lease payments on all operating leases are as follows:

                                      YEAR ENDED
                                       MARCH 31
                                       --------
                           1998...............    $148,000
                           1999...............     152,000
                           2000...............     168,000
                           2001...............     134,000
                           2002...............      32,000
                                                  --------

                           Total..............    $634,000
                                                  ========

         The rent expense was $115,000 and $82,000 for the years ended March 31, 1997 and March 31, 1996.

         [3]  Employment Agreement:

         The Company entered into an employment agreement with Alan T. Sheinwald, its President, and Chief Executive Officer upon the completion of its initial public offering in October 1996. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $150,000. A noncompetitive provision covering the term of the agreement plus one year following termination is also included. On July 1, 1997, Mr. Sheinwald's services were terminated by the Company (See Note N[3] - Subsequent Events - Changes in Executive Officers and Directors including Termination of Chief Executive Officer and Chief Operating Officer).

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

         The Company also entered into an employment agreement with Allan Goldfeder, its Chief Operating Officer, upon the completion of its initial public offering in October 1996. The agreement has a three-year term which renews for an additional year on each anniversary of the agreement, and provides for an annual base compensation of $120,000. The agreement also provides for certain employee benefits and contains a noncompetitive provision covering the term of the agreement plus one year following termination. On July 1, 1997, Mr. Goldfeder' services were terminated by the Company (See Note N [3] - Subsequent Events - Changes in Executive Officers and Directors including Termination of Chief Executive Officer and Chief Operating Officer).

(NOTE M) - INCOME TAXES:

See Note B [7] in reference to change in S Corporation status.

The provision for income taxes for the period subsequent to termination of the S Corporation status through March 31, 1996 and for the fiscal year ended March 31, 1997 consists of the following:

                                                          FOR THE YEAR ENDED
                                                               MARCH 31,
                                                     ----------------------------

                                                        1997               1996
                                                     ---------          ---------
Current                                              $ 278,000          $ 187,000

Deferred                                                   -                9,000
                                                     ---------          ---------

       Provision for income taxes                    $ 278,000          $ 196,000
                                                     =========          =========


The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                          FOR THE YEAR ENDED
                                                               MARCH 31
                                                       ------------------------
                                                          1997           1996
                                                       ---------      ---------
Provision for federal income taxes at statutory
   rate of 34%                                         $ 207,000      $ 212,000
State income taxes, net of federal tax benefit            70,000         37,000
Statutory federal income tax rate applicable to
   income earned while Company was an S
   corporation                                               -0-        (53,000)
Non Deductible Items                                       7,000            -0-
Other                                                     (6,000)           -0-
                                                       ---------      ---------

Provision for income taxes                             $ 278,000      $ 196,000
                                                       =========      =========

At March 31, 1997, the principal components of
the net deferred tax liability is as follows:
         Tax depreciation in excess of financial
         reporting depreciation                        $   9,000
                                                       =========

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE N) - SUBSEQUENT EVENTS:

[1]  Acquisition of Metropolitan Respirator Service, Inc.:

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS"). The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,340 issued to Wade Wilson, the brother-in-law of Alan
T. Sheinwald), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes may be converted into 835,000 shares of common shares of the Company.

         At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of Company's common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights that the other executive officers of the Company have.

         Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common shares of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly.

         The Company also incurred direct transaction costs amounting to approximately $378,000.

         As part of the acquisition, the Company made customary representations to the sellers, including representations regarding government regulations.

         MRS was incorporated on April 15, 1974 and is engaged in the sale and rental of medical supplies and durable medical equipment within the New York Metropolitan area.

         The Company intends to continue operating MRS's existing business and will treat MRS as a wholly owned subsidiary.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS

         Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. The Company entered into three year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a noncompetitive provision covering the term of the agreement plus one year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company which runs through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company.

         The purchase price has been preliminarily allocated to the assets and liabilities assumed based on their estimated fair values as follows:

Purchase Price:

         Cash                                                       $ 4,100,000
         Issuance of notes payable                                    3,067,000
         Common Stock                                                 1,313,000
         Cost of acquisition                                            378,000
                                                                    -----------

                  Total                                             $ 8,858,000
                                                                    ===========

Allocation:

         Current assets                                             $ 4,455,000
         Rental Equipment                                               301,000
         Property and Equipment                                         343,000
         Other assets                                                    38,000
         Excess of purchase price
           over net assets acquired                                   6,278,000
         Customer List                                                  225,000
         Non Compete Covenant                                           360,000
         Current liabilities                                         (2,913,000)
         Long term liabilities                                         (229,000)
                                                                    -----------

                  Total                                             $ 8,858,000
                                                                    ===========

         The Unaudited pro forma condensed summary of income for the fiscal year ended March 31, 1997, assuming the acquisition of MRS had taken place on April 1, 1996, is as follows:

         Net revenues                                               $20,538,000
         Net income                                                 $   383,000
         Net income per common share                                $       .07

         The Unaudited pro forma balance sheet gives effect to the aforementioned transaction completed on May 10, 1997, as if such had taken place on March 31, 1997.

                          COMMUNITY CARE SERVICES, INC.

                          NOTES TO FINANCIAL STATEMENTS


[2]  Investigation by U.S. Department of Justice:

         On June 4, 1997, the Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare. A search warrant was executed at the Company's executive offices. If it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fine up to $1,000,000 and a order of restitution, would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, if the Company is not found to have committed any criminal wrongdoing itself, but it is determined that any of the Company's past or present officers or employees engaged in criminal wrongdoing during their employment by the Company, the Company could be terminated as a Medicaid and Medicare provider (but is not subject to automatic exclusion from the programs under this circumstance), and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has offered its complete cooperation and the cooperation of all of its employees in the federal probe.

[3] Changes in Executive Officers and Directors, Including Termination of Chief Executive Officer and Chief Operating Officer:

                  On July 1, 1997, the Company terminated the services of Alan
T. Sheinwald as the Company's President and Chief Executive Officer and Allan
C. Goldfeder as the Company's Chief Operating Officer. Dean L. Sloane and
Bruce L. Ansnes, directors of the Company, assumed supervision of management operations of the Company on an interim basis pending further action by the Board of Directors. As stated above, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company.

                  On July 7, 1997, Messrs. Sloane and Ansnes were appointed Chairman and Vice Chairman of the Company, respectively, and Mr. Fargnoli was appointed Secretary of the Company. Mr. Sheinwald resigned as Chairman and a director of the Company.

[4] Settlement of Adam Litigation:

                  On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam and its principals and all counterclaims made by Adam against the Company. As part of the settlement the Company agreed to pay Adam the sum of $1,450,000, of which $725,000 was paid immediately, with the balance payable over a 36 month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete covering a period of five years was entered into with certain principals of Adam in exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years. All presentations in the financial statements reflect the terms of the settlement.

                                  EXHIBIT INDEX


Exhibit Number    Description of Exhibit

3.01              Certificate of Incorporation*

3.02              By-Laws*

3.03              Certificate of Amendment to Certificate of Incorporation*

3.04              Certificate of Amendment to Certificate of Incorporation*

3.05              Certificate of Amendment to Certificate of Incorporation*

3.06              Certificate of Amendment to Certificate of Incorporation*

4.01 Specimen Certificate representing the Common Stock, Par value $.01 per share.*

10.01             1996 Stock Option Plan (Amended)*

10.02             Form of Stock Option Agreement*

10.03 Form of Employment Agreement to be entered into between the Company and Alan T. Sheinwald*

10.04 Form of Employment Agreement to be entered into between the Company and Allan Goldfeder*

10.07 Lease dated January 1, 1996 by and between the Company and Petrillo Realty Development Corporation*

10.08             Form of Warrant Agreement*

10.09             Form of Conversion Agreement*

10.10 Form of Financial Advisory and Investment Banking Agreement between Maidstone Financial, Inc. and the Company*

10.11 Stock Purchase Agreement among Community Care Services, Inc., as Buyer, and Donald Fargnoli, Louis Rocco and Saverio D. Burdi, as Sellers, dated May 10, 1997 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 14, 1997) (The Company has requested confidential treatment for a portion of this Exhibit).

10.12 Stock Purchase Agreement among Community Care Services, Inc., as Buyer, and Jack Prince, as Seller, dated May 10, 1997 (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 14, 1997).

10.13 Non-negotiable Promissory Note of Community Care Services, Inc. issued to Donald Fargnoli dated May 10, 1997 (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 14, 1997).

10.14 Non-negotiable Promissory Note of Community Care Services, Inc. issued to Louis Rocco dated May 10, 1997 (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 14, 1997).

21.01             Subsidiaries


27                Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 16, 1996.