Form 10QSB
period 1997-06-30
COMMUNITY CARE SERVICES INC
filed 1997-08-19
CIK 1005139

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[Mark One]

/x / Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997.

/ / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

     For the transition period from           to

Commission file number  333-1700

                          COMMUNITY CARE SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

              New York                                 13-3677548
        (State or other Jurisdiction               (I.R.S. Employer)
        Incorporation or Organization).


                                18 Sargent Place
                          Mount Vernon, New York 10550
                           (Issuer's Telephone Number)

                                (914) 665 - 9050

                                      NONE
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  x     No
   -----     -----

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documented and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.

Yes        No
   -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,587,243

Transitional Small Business Disclosure Format (check one):

Yes  x     No
   -----     -----

                          COMMUNITY CARE SERVICES, INC.
                       First Quarter Report on Form 10-QSB
                       For The Quarter Ended June 30, 1997





                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as at
                  June 30, 1997 (unaudited) and March 31, 1997                       2

                  Condensed Consolidated Statements of Income for
                  the Three Months Ended June 30, 1997 and 1996
                  (unaudited)                                                        3

                  Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended June 30, 1997 and 1996
                  (unaudited)                                                    4 - 5

                  Notes to Condensed Consolidated Financial Statements           6 - 9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                10 - 13

PART II.   OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                 14
         ITEM 2.  CHANGES IN SECURITIES                                             14
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               14
         ITEM 5.  OTHER INFORMATION                                                 14
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  14


SIGNATURES                                                                          15

                          COMMUNITY CARE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       AS AT                 AS AT
                                                                                      JUNE 30,             MARCH 31,
                                                                                        1997               1997
                                                                                    ------------        -----------
                                   ASSETS                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $    462,000        $ 4,648,000
    Accounts receivable,net of allowance for doubtful accounts of $ 1,654,000          6,290,000          3,054,000
    Inventory                                                                            852,000            641,000
    Prepaid expenses and other current assets                                            456,000             72,000
                                                                                    ------------        -----------
                TOTAL CURRENT ASSETS                                                   8,060,000          8,415,000

Rental equipment, net                                                                  1,977,000          1,261,000
Property and equipment, net                                                              765,000            322,000
Excess of purchase price over net assets acquired, net                                 6,938,000                  0
Covenants not to compete, net                                                            592,000            261,000
Accounts and customer list, net                                                          336,000            120,000
Other Assets                                                                              76,000             81,000
Deferred Taxes                                                                           359,000                  0
                                                                                    ------------        -----------

              TOTAL                                                                 $ 19,103,000        $10,460,000
                                                                                    ============        ===========

                                 LIABILITIES

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                           $  4,322,000        $ 1,767,000
    Note payable - Bank                                                                2,223,000            243,000
    Current portion of long term debt                                                    396,000          1,163,000
    Current portion of capital lease obligations                                         676,000              4,000
    Income taxes payable                                                                       0            117,000
                                                                                    ------------        -----------
                TOTAL CURRENT LIABILITIES                                              7,617,000          3,294,000

Long term debt                                                                         3,478,000            591,000
Long term portion of capital lease obligations                                           247,000             17,000
Deferred income taxes                                                                     72,000              9,000
                                                                                    ------------        -----------
                TOTAL LIABILITIES                                                     11,414,000          3,911,000
                                                                                    ------------        -----------

Commitments and Contingencies

                            STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized 20,000,000 shares,
issued and outstanding 6,587,243  shares  and 6,225,00                                    66,000             62,000
shares, respectively
Preferred stock, $.01 par value; 1,000,000 shares none issued
Additional paid in capital                                                             7,737,000          6,428,000
(Accumulated Deficit)  Retained earnings                                                (114,000)            59,000
                                                                                    ------------        -----------
                TOTAL STOCKHOLDERS' EQUITY                                             7,689,000          6,549,000
                                                                                    ------------        -----------

                TOTAL                                                               $ 19,103,000        $10,460,000
                                                                                    ============        ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  - UNAUDITED -


                                                                   FOR THE
                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                        -----------------------------
                                                            1997              1996
                                                        -----------        ----------
Net Revenues                                            $ 4,232,000        $2,487,000
                                                        -----------        ----------

Cost and expenses:
    Cost of net revenues
       Product and supply costs                           1,916,000         1,020,000
       Rental equipment depreciation                         92,000            83,000

    Selling, general and administrative expenses          2,234,000         1,010,000
    Provision for doubtful accounts                         177,000            42,000
    Amortization of intangible assets                        91,000            43,000
                                                        -----------        ----------
    Total cost and expenses                               4,510,000         2,198,000

        Operating (loss) income                            (278,000)          289,000
    Interest expense,net                                     32,000            64,000
                                                        -----------        ----------

    (Loss) income before (benefit) provision for
        income taxes                                       (310,000)          225,000
    (Benefit) provision for income taxes                   (137,000)           99,000
                                                        -----------        ----------

NET (LOSS) INCOME                                       $  (173,000)       $  126,000
                                                        ===========        ==========

Per share data :

    Net (loss) income per common share                  $     (0.03)       $     0.03
                                                        ===========        ==========

    Weighted average number of shares outstanding         6,908,943         4,730,000
                                                        ===========        ==========




  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  - UNAUDITED -


                                                                               FOR THE
                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                     ----------------------------
                                                                         1997              1996
                                                                     -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $  (173,000)       $ 126,000
  Adjustments to reconcile net (loss) income
    to net cash (used in) provided by operating activities:
    Depreciation and amortization expense                                191,000          117,000
    Amortization of deferred unit cost and
      debt discount                                                            0           16,000
    Write off of rental equipment                                         21,000            9,000
    Provision for doubtful accounts                                      177,000           42,000
    Deferred income taxes payable
    Changes in operating assets and liabilities net of effects from acquisition:
      (Increase) in accounts receivable - trade                         (400,000)        (190,000)
      Decrease (Increase) in inventory                                    71,000          (82,000)
      (Increase) in prepaid expenses and other current assets           (141,000)         (14,000)
      Decrease in other assets                                            40,000            1,000
       Increase in accounts payable and accrued expenses                 137,000          228,000
       Increase in income taxes payable                                        0           55,000
                                                                     -----------        ---------
          Net cash (used in) provided by operating activities            (77,000)         308,000
                                                                     -----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                       (132,000)         (44,000)
  Acquisition of property and equipment                                 (272,000)          (3,000)
  Business acquisition, net of cash acquired                          (4,437,000)               0
                                                                     -----------        ---------
          Net cash (used in) investing activities                     (4,841,000)         (47,000)
                                                                     -----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of bank borrowings                                          1,980,000                0
  Repayments of credit line and term loan                             (1,072,000)               0
  Principal repayments of notes payable to suppliers                     (67,000)        (188,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                          (62,000)               0
  Principal repayments of capital lease obligations                      (47,000)               0
  Deferred offering costs                                                      0         (100,000)
                                                                     -----------        ---------
          Net cash provided by (used in) financing activities            732,000         (288,000)
                                                                     -----------        ---------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (4,186,000)         (27,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       4,648,000          190,000
                                                                     -----------        ---------

CASH AT END OF PERIOD                                                $   462,000        $ 163,000
                                                                     ===========        =========




                                   (continued)

                          COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  - UNAUDITED -
                                   (CONTINUED)


                                                                                        FOR THE
                                                                                   THREE MONTHS ENDED
                                                                                        JUNE 30,
                                                                               --------------------------
                                                                                   1997             1996
                                                                               -----------        -------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                                               $    40,000        $32,000
                                                                               -----------        -------
        Taxes                                                                  $    40,000        $43,000
                                                                               -----------        -------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                           $    24,000
       Property and equipment acquired under capital lease                     $   103,000
       Conversion of trade payables into notes payable                         $   281,000
       The Company purchased Metropolitan Respirator Service, Inc.
              for $4,100,000 of cash (including related costs of
              $337,000, less cash acquired).  The purchase price was
              allocated to the assets and liabilities assumed based on
              their fair value as follows:
              Current assets                                                   $ 3,772,000
              Rental equipment                                                     433,000
              Property, plant and equipment                                        182,000
              Other assets                                                         394,000
              Excess of purchase price over net assets acquired                  6,900,000
              Customer List                                                        225,000
              Non Compete Covenant                                                 360,000
              Current liabilities                                               (3,157,000)
              Long term liabilities                                               (292,000)
              Promissory notes issued                                           (3,067,000)
              Common stock issued                                               (1,313,000)
                                                                               -----------
              Cash paid to acquire Metropolitan Respirator Service, Inc.       $ 4,437,000
                                                                               -----------




  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          COMMUNITY CARE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE A) - BASIS OF PRESENTATION

         (1) The Company is a provider of an extensive variety of home health care products and Services. The Company sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies in the five boroughs of New York City, Westchester, Rockland and Nassau counties of New York State, as well as the northern region of New Jersey. The Company services the home health care market by coordinating with various health care workers and payor case managers to determine the home health needs of patients.

         The condensed consolidated financial statements of the Company for the three months ended June 30, 1997 and 1996 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, the results of operations, and the cash flows for the three months ended June 30, 1997 and 1996.

         The results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1997 as filed with the Securities and Exchange Commission.

         (2) Net income per common share is computed based on the weighted average number of shares and common equivalent shares outstanding which pertain to each period.

(NOTE B)  -  ACQUISITION OF METROPOLITAN RESPIRATOR SERVICE, INC.:

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS"). The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for approximately $444,000 issued to Wade Wilson, (the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company, See Note D), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one-half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) percent of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares of take such payment in cash. In the aggregate, the Promissory Notes may be converted into 835,000 shares of common shares of the Company.

         At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of the Company's common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights that the other executive officers of the Company have.

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

         The Company also incurred direct transaction costs amounting to approximately $337,000.

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

         Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors. Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company; Saverio D. Burdi was appointed as Senior Vice President of the Company and Wade Wilson was appointed as Senior Vice President/Operations Systems of the Company. The Company entered into three-year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensations of $110,000 for Messrs. Fargnoli and Rocco, and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a non-competitive provision covering the term of the agreement, plus one year, following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competitive Agreements with the Company which runs through May 10, 2001, or the length of their respective Employment Agreement, plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company.

         The purchase price has been preliminarily allocated to the assets and liabilities assumed based on their fair values as follows:

Purchase Price:
         Cash                                                         $4,100,000
         Issuance of notes payable                                     3,067,000
         Common Stock                                                  1,313,000
         Cost of acquisition                                             337,000
                                                                      ----------
                                    Total                             $8,817,000
                                                                      ==========

Allocation:
  Current assets                       $ 3,772,000
  Rental Equipment                         433,000
  Property and Equipment                   182,000
  Other assets                             394,000
  Excess of purchase price
       over net assets acquired          6,900,000
  Customer List                            225,000
  Non-Compete Covenant                     360,000
  Current liabilities                   (3,157,000)
  Long term liabilities                   (292,000)
                                       -----------
                    Total              $ 8,817,000
                                       ===========

         The following unaudited pro forma condensed summary information combines the consolidated results of operations of the Company and the MRS acquisition, assuming this acquisition had occurred at the beginning of each of the following periods:


                                         Three Months Ended
                                             June 30,
                                         1997        1996
                                         ----        ----
                                            (unaudited)
Net revenues                         $ 5,230,000     $5,101,000
Net (loss) income                    $  (451,000)       502,000
Net (loss) income per common share   $     (0.06)    $     0.08

(NOTE C) - INVESTIGATION BY U.S. DEPARTMENT OF JUSTICE:

         On June 4, 1997, the Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a Department of Justice Criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare. A search warrant was executed at the Company's executive offices. If it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties which may include a fine up to $1,000,000 and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, if the Company is not found to have committed any criminal wrongdoing itself, but it is determined that any of the Company's past or present Officers or employees engaged in criminal wrongdoing during their employment by the Company, the Company could be terminated as a Medicaid and Medicare provider (but is not subject to automatic exclusion from the programs under this circumstance), and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has offered its complete cooperation and the cooperation of all of its employees in the federal probe.

(NOTE D) - SUBSEQUENT EVENTS - CHANGES IN EXECUTIVE OFFICERS AND DIRECTORS, INCLUDING TERMINATION OF CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING OFFICER:

                  On July 1, 1997, the Company terminated the services of Alan
T. Sheinwald, as the Company's President and Chief Executive Officer, and Allan Goldfeder, as the Company's Chief Operating Officer. Dean L. Sloane and Bruce L. Ansnes, directors of the Company, assumed supervision of management operations of the Company on an interim basis, pending further action by the Board of Directors. As stated above, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors. Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company; Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President/Operations Systems of the Company.

                  On July 7, 1997, Messrs. Sloane and Ansnes were appointed Chairman and Vice Chairman of the Company respectively, and Mr. Fargnoli was appointed Secretary of the Company. Mr. Sheinwald resigned as Chairman and a director of the Company.

                  On July 28, 1997, Saverio D. Burdi was appointed Chief Operating Officer of the Company.

(NOTE E) - SETTLEMENT OF ADAM LITIGATION:

                  On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam and its principals and all counterclaims made by Adam against the Company. As part of the settlement, the Company agreed to pay Adam the sum of $1,450,000 of which $725,000 was paid immediately, with the balance payable over a 36-month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete, covering a period of five years, was entered into with certain principals of Adam In exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years

(NOTE F) - INITIAL PUBLIC OFFERING

         In October, 1996, the Company completed an Initial Public Offering of 1,495,000 units at a price of $5.20 per unit, each unit consisting of one share of common stock and one Class A Warrant pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 18, 1996, resulting in net proceeds of $6,115,000. The Company used the proceeds of the offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately $39,000; repayment of a bank note of $200,000 and accrued interest of approximately $1,000 and repayments of notes payable to suppliers of approximately $649,000.

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MEDICAL REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates will be reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

        The Company is currently analyzing the impact of the Budget Act on its operating plans, liquidity, and cash flows, and is formulating plans to minimize the Budget Act's impact on the Company. The Company's future operating results could differ materially from those historically achieved or previously projected in forward looking statements made by or on behalf of the Company.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

         NET REVENUES - Net revenues increased by approximately $1,745,000 or 70 % to $4,232,000 for the three months ended June 30, 1997 from $2,487,000 for the three months ended June 30, 1996. This increase was primarily due to the acquisition of MRS; offering new services to the existing client base; obtaining additional managed care organizations as new clients; an increase in the rental of respiratory equipment; and the sale of specialty rehabilitation products.

         COST OF NET REVENUES - Cost of net revenues increased by approximately $905,000 or 82% to $2,008,000 for the three months ended June 30, 1997 from $1,103,000 for the three months ended June 30, 1996. Cost of net revenues increased as a percentage of net revenues to 47.4% for the three months ended June 30, 1997 from 44.4% for the three months ended June 30, 1996. This increase in percentage of cost of net revenues is primarily attributable to the acquisition of MRS, which resulted in a change in the mix of sales and cost of net reveunes; coupled with the increased sales, rather than rentals of durable medical equipment.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by approximately $1,224,000 or 121.2% to $2,234,000 for the three months ended June 30, 1997 from $1,010,000 for the three months ended June 30, 1996, and also increased as a percentage of net revenues to 52.8% from 40.6%. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to hiring of additional personnel to support the Company's growth and the acquisition of MRS. For the three months ended June 30, 1997, the Company incurred approximately $178,000 of legal expenses related to the investigation by the U. S. Department of Justice (See Note C of Notes to condensed consolidated financial statements).

         OPERATING (LOSS) INCOME - The Company incurred an operating loss of approximately $278,000 for the three months ended June 30, 1997 as compared to operating income of $289,000 for the three months ended June 30, 1996. The operating loss for the current period as compared to operating income for the prior comparable period is attributable to increases in the cost of net revenues; additional legal costs of $178,000 and, additional personnel costs as stated above.

         Additionally, the provision for doubtful accounts increased by $135,000 or 321% to $177,000 for the three months ended June 30, 1997 from $42,000 for the three months ended June 30, 1996. The provision for doubtful accounts increased as a percentage of net revenues to 4.2% for the three months ended June 30, 1997 from 1.7% ended June 30, 1996. This increase is attributable to the acquisition of MRS.

         Also the amortization of intangibles increased by $48,000 or 111.6% to $91,000 for the three months ended June 30, 1997 from $43,000 for the three months ended June 30, 1996. The amortization of intangibles increased as a percentage of net revenues to 2.2% for the three months ended June 30, 1997 from 1.7% ended June 30, 1996. This increase is attributable to amortization expense of $57,000 relating to the excess of purchase price over net assets acquired customer list and non compete covenants.

         INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $32,000 to $32,000 for the three months ended June 30, 1997 from $64,000 for the three months ended June 30, 1996. The overall net decrease in interest expense resulted from the Company's payment of certain indebtedness with the proceeds of the Company's offering. For the three months ended June 30, 1997, the Company incurred interest expense of approximately $31,000 related to additional borrowings from The Bank of New York and approximately $15,000 related to the MRS promissory notes.

         NET (LOSS) INCOME - The Company had a net loss income of approximately $173,000 for the three months ended June 30, 1997 as compared with net income of $126,000 for the three months ended June 30, 1996. The decrease of $299,000 is attributable to the reasons described above.

         Management continues its efforts to reduce operating expenses, primarily through the consolidation and centralization of MRS personnel and operations to the Company's facilities in August 1997. Management will continue to pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through fiscal year 1994, the Company financed its operations in part through loans from its officers and directors.

         In October 1996, the Company completed an initial public offering of 1,495,000 units at a price of $5.20 per unit, each consisting of one share of common stock and one Class A Warrant pursuant to a registration statement which was declared effective by the Securities and Exchange Commission on October 18, 1996, resulting in net proceeds of $6,115,000. The Company used the proceeds of the offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately $39,000; repayment of a bank note of $200,000 and accrued interest of approximately $1,000 and repayments of notes payable to suppliers of approximately $649,000.

         Prior to the initial public offering, the Company financed its operations through stockholders loans, private placements, vendor loans and to a lesser extent, bank credit lines.

         The Company currently has a $4,000,000 line of credit with the Bank of New York with interest payable at the prime rate. As of June 30, 1997, approximately $2,223,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings, leaving $277,000 available for future borrowings under the line, until the uncertainty surrounding the investigation by the U.S. Department of Justice of the Company is completed.

         Working capital decreased to approximately $443,000 at June 30, 1997 from working capital of $5,121,000 at March 31, 1997. The decrease of $4,678,000 is primarily due to the acquisition of MRS.

         Net cash used in operating activities was $77,000 for the three months ended June 30, 1997 and $308,000 of net cash was provided for the three months ended June 30, 1996. The decrease was primarily the result of an increase in accounts receivable.

         Net cash used in investing activities was $4,841,000 and $47,000 for the three months ended June 30, 1997 and 1996, respectively. For the three months ended June 30, 1997 approximately $129,000 was expended for the build out of new office space and warehouse facilities to accommodate the move of MRS personnel and operations to the Company's facilities in August 1997.

         Net cash provided by financing activities was $732,000 for the three months ended June 30, 1997 and $288,000 was used in financing activities for the three months ended June 30, 1996. Approximately $1,980,000 was drawn down under the Company's line of credit. Repayments of $1,072,000 were made to payoff a MRS credit line and term loan.

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

         The Company believes that internally generated funds together with the remaining amount available for borrowing under the line of credit will provide sufficient liquidity and enable it to meets its currently foreseeable working capital requirements for at least the next 12 months. However, the Company may need to obtain additional financing to continue its operations. There can be no assurance that additional financing will be available if and when needed by or on terms acceptable to the Company. Potential sources for any such financings have not yet been identified.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 128, "Earnings per Share" ("SFAS 128") has been issued effective for fiscal periods ending after December 15, 1997. It will require the Company to compute net income per share on a simplified basis. The Company is required to adopt the provisions of SFAS No. 128 and does not expect the adoption of SFAS No. 128 to have a material effect on the Company's financial position or results of operations. Basic per share calculations will exclude dilution effective with the March 31, 1998 financial statements.

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

FORWARD LOOKING STATEMENTS

         From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in any of the Company's performance, development and results of the Company's business include, but are not limited to, the following: Current cash flow and operating deficits, the Company's need to service short and long term debt; adverse changes in federal and state laws; rules and regulations relating to the home health care industry; to government reimbursement policies, to private industry reimbursement policies and to other matter affecting the Company's industry and business; and continued consolidation by the Company's local, regional and national competitors resulting in increased competition. There may be other risks that are outside the control of the Company that are mentioned elsewhere in this report and in other published reports of the Company.

PART II-OTHER INFORMATION

         ITEM 1   - LEGAL PROCEEDINGS
         Information concerning legal matters in incorporated by reference from
Part I, Note C of Notes to the Condensed Consolidated Financial Statements.

         ITEM 2 - CHANGES IN SECURITIES
         None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

         ITEM 5 - OTHER INFORMATION
         None

         ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8K

         The Company filed a Current Report on Form 8-K on May 14, 1997 with respect to the Company's acquisition of Metropolitan Respirator Service, Inc. which was amended by a Current Report on Form 8-K/A dated May 22, 1997 and a Current Report on Form 8-K/A dated August 6, 1997.
The following financial statements were filed with the 8-K:

         (i)  Financial Statements of Business Acquired.
                  The balance sheets of Metropolitan Respirator Service, Inc., as of March 31, 1996 and December 31, 1996 and the related Statements of Operations and Retained Earnings and Cash Flows for the years ended March 31, 1995 and December 31, 1996.

         (ii)  Pro Forma Financial Information.
                  Unaudited condensed balance sheet as of December 31, 1996 of Community Care Services, Inc.

                  Unaudited condensed consolidated statement of income of Community Care Services, Inc., for the year ended March 31, 1996 and the nine months ended December 31, 1996.

                                   SIGNATURES



         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of August, 1997.


                                    COMMUNITY CARE SERVICES, INC.
                                                   (Registrant)


                                          /s/  Saverio D. Burdi
                                          -------------------------------------
                                               Saverio D. Burdi,
                                            Chief Operating Officer

                                          /s/     Joel Quall
                                          -------------------------------------
                                                  Joel Quall,
                                              Chief Financial Officer
                                        Principal Financial & Accounting Officer