Form 10QSB
period 1997-09-30
COMMUNITY CARE SERVICES INC
filed 1997-11-14
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB

 [Mark One]

__X__Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997.

____Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________to__________

Commission file number  333-1700
                       ----------

                          COMMUNITY CARE SERVICES, INC.
                          -----------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  New York                                  13-3677548
        ----------------------------                     -----------------
        (State or other Jurisdiction                     (I.R.S. Employer)
        Incorporation or Organization).


                                18 Sargent Place
                          Mount Vernon, New York 10550
                          ----------------------------
                           (Issuer's Telephone Number)

                                (914) 665 - 9050
                                ----------------

                                      NONE
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__    No

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documented and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.

Yes______   No______

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,587,243

Transitional Small Business Disclosure Format (check one):

Yes _x__   No_______

                          COMMUNITY CARE SERVICES, INC.
                      Second Quarter Report on Form 10-QSB
                    For The Quarter Ended September 30, 1997





                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Part I.  Financial Information

         Item I.  Financial Statements

                  Condensed Consolidated Balance Sheets as at
                  September 30, 1997 (unaudited) and March 31, 1997         2

                  Condensed Consolidated Statements of Income for
                  Three and Six Months Ended September 30, 1997 and 1996
                  (unaudited)                                               3

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended September 30, 1997 and 1996
                  (unaudited)                                               4-5

                  Notes to Condensed Consolidated Financial Statements      6-9

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          10-14

Part II.   Other Information

         Item 1.   Legal Proceedings                                        15
         Item 2.   Changes in Securities                                    15
         Item 3.   Defaults Upon Senior Securities                          15
         Item 4.   Submission of Matters to a Vote of Security Holders      15
         Item 5.   Other Information                                        15
         Item 6.   Exhibits and Reports on Form 8-K                         15


Signatures                                                                  16

                          Community Care Services, Inc.
                      Condensed Consolidated Balance Sheet

                                                                                              As At            As At
                                                                                           September 30,      March 31,
                                                                                               1997             1997
                                                                                            -----------      -----------
                                                                                            (Unaudited)
                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $424,000       $4,648,000
    Accounts receivable,net of allowance for doubtful accounts of
        $ 1,884,000 and $ 398,000                                                             6,667,000        3,054,000
    Inventory                                                                                   881,000          641,000
    Prepaid expenses and other current assets                                                   649,000           72,000
                                                                                            -----------      -----------
                TOTAL CURRENT ASSETS                                                          8,621,000        8,415,000

Rental equipment, net                                                                         2,172,000        1,261,000
Property and equipment, net                                                                     792,000          322,000
Excess of purchase price over net assets acquired, net                                        6,896,000                0
Covenants not to compete, net                                                                   561,000          261,000
Accounts and customer list, net                                                                 322,000          120,000
Other assets                                                                                     65,000           81,000
Deferred income taxes                                                                           296,000                0
                                                                                            -----------      -----------
            TOTAL                                                                           $19,725,000      $10,460,000
                                                                                            ===========      ===========

                   LIABILITIES

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                                    $4,971,000       $1,767,000
    Note payable - Bank                                                                       2,223,000          243,000
    Current portion of long term debt                                                           396,000        1,163,000
    Current portion of capital lease obligations                                                557,000            4,000
    Income taxes payable                                                                        203,000          117,000
                                                                                            -----------      -----------
                TOTAL CURRENT LIABILITIES                                                     8,350,000        3,294,000

Long term debt                                                                                3,420,000          591,000
Long term portion of capital lease obligations                                                  229,000           17,000
Deferred income taxes                                                                             9,000            9,000
                                                                                            -----------      -----------
                TOTAL LIABILITIES                                                            12,008,000        3,911,000
                                                                                            -----------      -----------

Commitments and Contingencies

              STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding 6,587,243 shares at September 30, 1997                                66,000           62,000
    and 6,225,000 shares at March 31, 1997
Preferred stock, $.01 par value; 1,000,000 shares none issued
Additional paid in capital                                                                    7,737,000        6,428,000
Retained earnings                                                                               (86,000)          59,000
                                                                                            -----------      -----------
                TOTAL STOCKHOLDERS' EQUITY                                                    7,717,000        6,549,000
                                                                                            -----------      -----------
                TOTAL                                                                       $19,725,000      $10,460,000
                                                                                            ===========      ===========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          Community Care Services, Inc.
                 Condensed Consolidated Statement of Operations
                                  - Unaudited -

                                                                 For The                          For The
                                                            Three Months Ended               Six Months Ended
                                                               September 30,                   September 30,
                                                        --------------------------      --------------------------
                                                           1997            1996            1997            1996
                                                        ----------      ----------      ----------      ----------
Net Revenues                                            $5,005,000      $2,566,000      $9,238,000      $5,054,000
                                                        ----------      ----------      ----------      ----------

Cost and expenses:
    Cost of net revenues
       Product and supply costs                          1,433,000       1,017,000       3,350,000       2,038,000
       Rental equipment depreciation                       373,000          83,000         465,000         165,000
                                                        ----------      ----------      ----------      ----------
                                                         1,806,000       1,100,000       3,815,000       2,203,000
    Selling, general and administrative expenses
    ( Includes Legal Expenses - Federal Investigation
        see Note C and Management's Discussion
        and Analysis )                                   2,787,000       1,026,000       5,021,000       2,035,000

    Provision for doubtful accounts                        101,000         137,000         278,000         180,000
    Amortization of intangible assets                      114,000          43,000         205,000          86,000
                                                        ----------      ----------      ----------      ----------
    Total cost and expenses                              4,808,000       2,306,000       9,319,000       4,504,000

        Operating income (loss)                            197,000         260,000        (81,000)         550,000

    Interest expense, net                                  147,000          57,000         179,000         122,000
                                                        ----------      ----------      ----------      ----------
    Income (loss) before provision for income taxes         50,000         203,000       (260,000)         428,000
    Provision (benefit) for income taxes                    22,000          89,000       (115,000)         188,000
                                                        ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                       $   28,000      $  114,000      $(145,000)      $  240,000
                                                        ==========      ==========      ==========      ==========
Per share data :

    Net  income (loss) per common share                 $     0.00      $     0.02      $(   0.02)      $     0.05
                                                        ==========      ==========      ==========      ==========
    Weighted average number of shares outstanding        7,421,900       4,730,000       7,166,823       4,730,000
                                                        ==========      ==========      ==========      ==========


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          Community Care Services, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  - Unaudited -

                                                                        For The
                                                                     Six Months Ended
                                                                      September 30,
                                                                -----------------------
                                                                   1997         1996
                                                                -----------   ---------
Cash flows from operating activities:
  Net (loss) income                                             ($  145,000)  $ 240,000
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Depreciation and amortization expense                           670,000     235,000
    Amortization of deferred unit cost and
      debt discount                                                       0      30,000
    Write off of rental equipment                                    22,000      41,000
    Provision for doubtful accounts                                 278,000    (120,000)
    Changes in operating assets and liabilities net of effects from acquisition:
      (Increase) in accounts receivable - trade                  (1,009,000)   (180,000)
      (Increase) in inventory                                        (8,000)   (105,000)
      (Increase) in prepaid expenses and other current assets      (396,000)    (42,000)
      Decrease in other assets                                       51,000           0
       Increase in accounts payable and accrued expenses            859,000     306,000
       Increase in income taxes payable                             203,000     121,000
                                                                -----------   ---------
          Net cash provided by operating activities                 525,000     526,000
                                                                -----------   ---------

Cash flows from investing activities:
  Acquisition of rental equipment                                  (495,000)   (233,000)
  Acquisition of property and equipment                            (354,000)    (41,000)
  Acquisition, net of cash acquired                              (4,437,000)          0
                                                                -----------   ---------
          Net cash (used in) investing activities                (5,286,000)   (274,000)
                                                                -----------   ---------

Cash flows from financing activities:
  Proceeds from promissory notes                                          0     300,000
  Proceeds of bank borrowings                                     1,980,000           0
  Repayments of credit line and term loan                        (1,072,000)          0
  Principal repayments of notes payable to suppliers                (67,000)   (392,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                    (118,000)          0
  Principal repayments of capital lease obligations                (186,000)          0
  Deferred offering costs                                                 0    (197,000)
                                                                -----------   ---------
          Net cash provided by (used in) financing activities       537,000    (289,000)
                                                                -----------   ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                      (4,224,000)    (37,000)

Cash and cash equivalents at beginning of period                  4,648,000     191,000
                                                                -----------   ---------

CASH AT END OF PERIOD                                           $   424,000   $ 154,000
                                                                ===========   =========


                                   (continued)

                          Community Care Services, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  - Unaudited -
                                   (continued)


                                                                                For The
                                                                            Six Months Ended
                                                                         ------------------------
                                                                              September 30,
                                                                            1997         1996
                                                                         -----------  -----------
Supplementary disclosures of cash flow information:
    Cash paid during the period
        Interest                                                         $   130,000   $56,000
                                                                         -----------   -------
        Taxes                                                            $    45,000   $65,000
                                                                         -----------   -------

Supplementary disclosures of non cash activities:
       Rental equipment acquired under capital lease                     $    24,000
       Property and equipment acquired under capital lease               $   103,000
       Conversion of trade payables into notes payable                   $   281,000
       The Company purchased Metropolitan Respirator Service, Inc.
             for $4,100,000 of cash (including related costs of
             $337,000, less cash acquired).  The purchase price was
             allocated to the assets and liabilities assumed based on
             their fair value as follows:
             Current assets                                              $ 3,772,000
             Rental equipment                                                433,000
             Property, plant and equipment                                   182,000
             Other assets                                                    394,000
             Excess of purchase price over net assets acquired             6,900,000
             Customer List                                                   225,000
             Non Compete Covenant                                            360,000
             Current liabilities                                          (3,157,000)
             Long term liabilities                                          (292,000)
             Promissory notes issued                                      (3,067,000)
             Common stock issued                                          (1,313,000)
                                                                         -----------
             Cash paid to acquire Metropolitan Respirator Service, Inc.  $ 4,437,000
                                                                         -----------


  The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          Community Care Services, Inc.
              Notes To Condensed Consolidated Financial Statements
                                   (Unaudited)


(Note A) - Basis of Presentation

         (1) Community Care Services (" the Company" ) is a provider of an extensive variety of home health care products and services. The Company sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies in the five boroughs of New York City, Westchester, Rockland and Nassau counties of New York State, as well as the northern region of New Jersey. The Company services the home health care market by coordinating with various health care workers and payor case managers to determine the home health needs of patients.

           The condensed consolidated financial statements of the Company for the three and six months ended September 30, 1997 and 1996 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and six months ended September 30, 1997, the cash flows for the six months ended September 30, 1997 and 1996.

         The results of operations for the three and six months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 as filed with the Securities and Exchange Commission.

         (2) Net income per common share is computed based on the weighted average number of shares and common equivalent shares outstanding that pertain to each period.

(Note B)  -  Acquisition of Metropolitan Respirator Service, Inc.:

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS"). The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for approximately $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company, See Note D), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one-half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion.

          If the Note Holder does not make such election, the Company may do so. With respect to the remaining does not make such election, the Company may do so with respect of the remaining twenty (20%) percent of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares of take such payment in cash. In the aggregate, the Promissory Notes may be converted into 835,000 shares of common shares of the Company.

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

         The purchase price has been preliminarily allocated to the assets and liabilities assumed based on their fair values as follows:

Purchase Price:
    Cash                                                            $ 4,100,000
    Issuance of notes payable                                         3,067,000
    Common Stock                                                      1,313,000
    Cost of acquisition                                                 337,000
                                                                    -----------
        Total                                                       $ 8,817,000
                                                                    ===========

Allocation:
    Current assets                                                  $ 3,772,000
    Rental Equipment                                                    433,000
    Property and Equipment                                              182,000
    Other assets                                                        394,000
    Excess of purchase price
      over net assets acquired                                        6,900,000
    Customer List                                                       225,000
    Non-Compete Covenant                                                360,000
    Current liabilities                                              (3,157,000)
    Long term liabilities                                              (292,000)
        Total                                                       $ 8,817,000
                                                                    ===========

         The following unaudited pro forma condensed summary information combines the consolidated results of operations of the Company and the MRS acquisition, assuming this acquisition had occurred at the beginning of each of the following periods:

                                                          Six months Ended
                                                            September 30,
                                                       1997              1996
                                                   ------------       ----------
                                                            (unaudited)
Net revenues                                       $ 10,236,000       $9,764,000
Net (loss) income                                  $   (893,000)      $  538,000
Net (loss) income per common share                 $      (0.12)      $     0.09

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

Additionally, if the Company is not found to have committed any criminal wrongdoing itself, but it is determined that any of the Company's past or present Officers or employees engaged in criminal wrongdoing during their employment by the Company, the Company could be terminated as a Medicaid and Medicare provider (but is not subject to automatic exclusion from the programs under this circumstances), and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has offered its complete cooperation and the cooperation of all of its employees in the federal probe.

(Note D) - Changes in Executive Officers and Directors, Including Termination of Chief Executive Officer and Chief Operating Officer:

         On July 1, 1997, the Company terminated the services of Alan T. Sheinwald, as the Company's President and Chief Executive Officer, and Allan Goldfeder, as the Company's Chief Operating Officer. Dean L. Sloane and Bruce L. Ansnes, directors of the Company assumed supervision of management operations of the Company on an interim basis, pending further action by the Board of Directors. As stated above, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors. Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company; Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President/Operations Systems of the Company.

         On July 17, 1997, Messrs. Sloane and Ansnes were appointed Chairman and Vice Chairman of the Company respectively, and Mr. Fargnoli was appointed Secretary of the Company. Mr. Sheinwald resigned as Chairman and a director of the Company.

         On July 28, 1997, Saverio D. Burdi was appointed Chief Operating Officer of the Company.

(Note E) - Settlement of Adam Litigation:

         On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam and its principals and all counterclaims made by Adam against the Company. As part of the settlement, the Company agreed to pay Adam the sum of $1,450,000 of which $725,000 was paid immediately, with the balance payable over a 36-month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete, covering a period of five years, was entered into with certain principals of Adam In exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years

(Note F) - Initial Public Offering:

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

         The Company is currently analyzing the impact of the Budget Act on its operating plans, liquidity, cash flows and formulating plans to minimize the Budget Act's negative impact. The Company's future operating results could differ materially from those historically achieved or previously projected in forward looking statements made by or on behalf of the Company.

Three Months Ended September 30, 1997 Versus Three Months Ended September 30, 1996.

         Net Revenues - Net revenues increased by approximately $ 2,439,00 or
95.1 % to $5,005,000 for the three months ended September 30, 1997 from $2,566,000 for the three months ended September 30, 1996. This increase was primarily due to the acquisition of MRS; offering new services to the existing client base; and an increase in the rental of durable medical and respiratory equipment.

         Cost of Net Revenues - Cost of net revenues increased by approximately $706,000 or 64.2% to $1,806,000 for the three months ended September 30, 1997 from $1,100,000 for the three months ended September 30, 1996. Cost of net revenues decreased as a percentage of net revenues to 36.1% for the three months ended September 30, 1997 from 42.9 % for the three months ended September 30, 1996. This decrease in percentage of cost of net revenues is primarily attributable to the acquisition of MRS, which resulted in a change in the mix of sales; coupled with increased rental of durable medical equipment.

         Selling, General and Administrative - Selling, general and administrative expenses increased by approximately $1,761,000 or 171.6% to $2,787,000 for the three months ended September 30, 1997 from $1,026,000 for the three months ended September 30, 1996, and also increased as a percentage of net revenues to 55.7% from 40.0%. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to hiring of additional personnel to support the Company's growth and the acquisition of MRS.

         For the three months ended September 30, 1997, the Company incurred approximately $ 95,000 of legal expenses related to the investigation by the U.
S. Department of Justice (See Note C of Notes to condensed consolidated financial statements).

         Operating Income - The Company had operating income of approximately $197,000 for the three months ended September 30, 1997 as compared to operating income of $260,000 for the three months ended September 30, 1996.

         Also the amortization of intangibles increased by $71,000 or 165.1% to $114,000 for the three months ended September 30, 1997 from $43,000 for the three months ended September 30, 1996. The amortization of intangibles increased as a percentage of net revenues to 2.3% for the three months ended September 30, 1997 from 1.7% for the three months ended September 30, 1996. This increase is attributable to amortization expense relating to the excess of purchase price over net assets acquired, customer list and non compete covenants.

         Interest Expense, net - Interest expense, net increased by approximately $90,000 to $147,000 for the three months ended September 30, 1997 from $57,000 for the three months ended September 30, 1996. The increase in interest expense is attributable to interest payments of approximately $48,000 related to additional borrowings from The Bank of New York and approximately $46,000 related to the MRS promissory notes.

         Net Income - The Company had a net income of approximately $28,000 for the three months ended September 30, 1997 as compared to net income of $114,000 for the three months ended September 30, 1996. The decrease of $86,000 is attributable to the reasons described above.

         Management continues its efforts to reduce operating expenses, primarily through the consolidation and centralization of MRS personnel and operations to the Company's facility in August 1997. Management will continue to pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements.

Six Months Ended September 30, 1997 Versus Six Months Ended September 30, 1996

         Net Revenue - Net revenues increased by approximately $4,184,000 or 82.8% to $ 9,238,000 for the six months ended September 30, 1997 from $5,054,000 for the six months ended September 30, 1996. This increase was primarily due to the acquisition of MRS; offering new services to the existing client base; an increase in the rental of respiratory and durable medical equipment; and the sale of specialty rehabilitation products.

         Cost of Net Revenue - Cost of net revenues increased by approximately $1,612,000 or 73.2% to $3,815,000 for the six months ended September 30,1997 from $ 2,203,000 for the six months ended September 30, 1996. Cost of net revenues decreased as a percentage of net revenues to 41.3% for the six months ended September 30, 1997 from 43.6% for the six months ended September 30, 1996. This decrease in percentage of cost of net revenues is primarily attributable to the acquisition of MRS, which resulted in a change in the mix of sales and cost of net revenues.

         Selling, General and Administrative - Selling, general and administrative expenses increased by approximately $2,986,000 or 146.7 % to $ 5,021,000 for the six months ended September 30, 1997 from $2,035,000 for the six months ended September 30, 1996, and also increased as a percentage of net revenues to 54.4% from 40.3%. The increase in selling, general and administrative expenses as a percentage was primarily attributable to hiring additional personnel to support the Company's growth and the acquisition of MRS.

         For the six months ended September 30, 1997 the Company incurred $273,000 of legal expenses related to the investigation by the U.S. Department of Justice (See Note C of Notes to condensed consolidated financial statements).

         Operating (Loss) Income - The Company incurred an operating loss of approximately $ 81,000 for the six months ended September 30, 1997 as compared to operating income of $550,000 for the six months ended September 30, 1996. The operating loss for the current period as compared to operating income for the prior comparable period is attributable to additional legal costs of $273,000 and, additional personnel costs as stated above.

         Also the amortization of intangibles increased by $119,000 or 138.4% to $205,000 for the six months ended September 30, 1997 from $86,000 for the six months ended September 30, 1996. The amortization of intangibles increased as a percentage of net revenues to 2.2% for the six months ended September 30, 1997 from 1.7% ended September 30, 1996. This increase is attributable to amortization expense relating to the excess of purchase price over net assets acquired, customer list and non complete covenants.

         Interest Expense, net - Interest expenses, net increased by approximately $57,000 or 46.7% to $179,000 for the six months ended September 30, 1997 from $122,000 for the six months ended September 30, 1997. The overall increase in interest expense is attributable to interest payments of approximately $79,000 related to additional borrowings from the Bank of New York and approximately $61,000 related to the MRS promissory notes.

         Net (Loss) Income - The Company had a net loss income of approximately $145,000 for the six months ended September 30, 1997 as compared with net income of $240,000 for the six months ended September 30, 1996. The decrease of $385,000 is attributable to the reasons described above.

         Management continues its efforts to reduce operating expenses, primarily through the consolidation and centralization of MRS personnel and operations to the Company's facilities in August 1997. Management will continue to pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements.

Liquidity and Capital Resources

         Prior to the initial public offering, the Company financed its operations through stockholders loans, private placements, and vendor loans and to a lesser extent, bank credit lines.

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

         The Company currently has a $4,000,000 line of credit with the Bank of New York with interest payable at the prime rate. As of June 30, 1997, approximately $2,223,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings, leaving approximately $277,000 available for future borrowings under the line, until the uncertainty surrounding the investigation by the U.S. Department of Justice of the Company is completed.

         Working capital decreased to approximately $271,000 at September 30, 1997 from working capital of $5,121,000 at March 31, 1997. The decrease of $4,850,000 is primarily due to the acquisition of MRS for approximately $4,437,000.

         Net cash provided by operating activities was $ 525,000 for the six months ended September 30, 1997 and $ 526,000 of net cash was provided for the six months ended September 30, 1996.

         Net cash used in investing activities was $ 5,286,000 and $ 274,000 for the six months ended September 30, 1997 and 1996, respectively. For the six months ended September 30, 1997 approximately $129,000 was expended for the build out of new office space and warehouse facilities to accommodate the move of MRS personnel and operations to the Company's facilities in August 1997.

         Net cash provided by financing activities was $ 537,000 for the six months ended September 30, 1997 and $289,000 was used in financing activities for the six months ended September 30, 1996. Approximately $1,980,000 was drawn down under the Company's line of credit. Repayments of $1,443,000 were made to payoff a MRS credit line and term loan; various notes and capital lease obligations.

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

Recent Accounting Pronouncements

         The Company believes that the adoption by the Financial Accounting Standards Board of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", will not have a material impact on the Company's financial condition and results of operations.

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

         Item 2 - Changes in Securities
         None

         Item 3 - Defaults Upon Senior Securities
         None

         Item 4 - Submission of Matters to a Vote of Security Holders
         None

         Item 5 - Other Information
         None

         Item 6 -  Exhibits and Reports on Form 8K
         The Company filed a Current Report on Form 8-K on May 14, 1997 with respect to the Company's acquisition of Metropolitan Respirator Service, Inc. which was amended by a Current Report on Form 8-K/A dated August 6, 1997. The following financial statements were filed with the 8-K:

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

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 1997.


                                   COMMUNITY CARE SERVICES, INC.
                                                  (Registrant)


                                         /s/  Saverio D. Burdi
                                      ------------------------------
                                              Saverio D. Burdi,
                                          Chief Operatiing Officer

                                        /s/      Joel Quall
                                       ------------------------------
                                                 Joel Quall,
                                           Chief Financial Officer
                                     Principal Financial & Accounting Officer