Form 10QSB
period 1997-12-31
COMMUNITY CARE SERVICES INC
filed 1998-02-17
CIK 1005139

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 [Mark One]

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________to__________

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

                                 (914) 665-9050

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

Yes [X]    No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documented and reports required to be filed by Section 13 or 15(d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,166,823

Transitional Small Business Disclosure Format (check one):

Yes [X]   No [ ]

                          COMMUNITY CARE SERVICES, INC.
                       Third Quarter Report on Form 10-QSB
                     For The Quarter Ended December 31, 1997




                                                    TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

           ITEM I.  FINANCIAL STATEMENTS
                                                                                                           Page
                                                                                                           ----
                    Condensed Consolidated Balance Sheets as at
                    December 31, 1997 (unaudited) and March 31, 1997                                         2

                    Condensed Consolidated Statements of Operations for
                    Three and Nine Months Ended December 31, 1997 (unaudited)
                    and 1996 (unaudited)                                                                     3

                    Condensed Consolidated Statements of Cash Flows
                    for the Nine Months Ended December 31, 1997 (unaudited)
                    and 1996(unaudited)                                                                      4 - 5

                    Notes to Condensed Consolidated Financial Statements                                     6 - 11

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    Financial Condition and Results of Operations                                           11 - 16


PART II.  OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                                                       16
           ITEM 2.  CHANGES IN SECURITIES                                                                   16
           ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                         16
           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     16
           ITEM 5.  OTHER INFORMATION                                                                       16
           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                        16

SIGNATURES                                                                                                  17

                         COMMUNITY CARE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   AS AT                AS AT               AS AT
                                                                                DECEMBER 31,         DECEMBER 31,         MARCH 31,
                                                                                    1997                 1997               1997
                                                                                    ----                 ----               ----
                                                                                (UNAUDITED)           (PRO FORMA)
                 ASSETS                                                                               (UNAUDITED)
                                                                                                        (NOTE I)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $650,000             $520,000         $4,648,000
    Accounts receivable, net of allowance for doubtful accounts of
        $ 948,000 and $ 398,000, respectively                                     5,375,000            5,375,000          3,054,000
    Inventory                                                                       709,000              709,000            641,000
    Prepaid expenses and other current assets                                       939,000              939,000             72,000
                                                                                    -------              -------             ------
                TOTAL CURRENT ASSETS                                              7,673,000            7,543,000          8,415,000

Rental equipment, net                                                             2,121,000            2,121,000          1,261,000
Property and equipment, net                                                         833,000              833,000            322,000
Excess of purchase price over net assets acquired, net                            2,426,000            2,426,000                  -
Covenants not to compete, net                                                       523,000              523,000            261,000
Accounts and customer list, net                                                     315,000              315,000            120,000
Other assets                                                                         55,000               55,000             81,000
Deferred income taxes                                                               296,000              296,000                  -
                                                                                    -------              -------             ------

               TOTAL                                                            $14,242,000          $14.112,000        $10,460,000
                                                                                ===========          ===========        ===========

                 LIABILITIES

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                        $3,458,000            3,345,000         $1,767,000
    Note payable - Bank                                                           2,223,000            2,223,000            243,000
    Current portion of long term debt                                             1,066,000            1,066,000          1,163,000
    Current portion of capital lease obligations                                    567,000              567,000              4,000
    Income taxes payable                                                                  -                    -            117,000
                                                                                  ---------            ---------            -------
                TOTAL CURRENT LIABILITIES                                         7,314,000            7,201,000          3,294,000

Long term debt                                                                    3,783,000            1,304,000            591,000
Long term portion of capital lease obligations                                       90,000               90,000             17,000
Deferred income taxes                                                                 9,000                9,000              9,000
                                                                                      -----                -----              -----
                TOTAL LIABILITIES                                                11,196,000            8,604,000          3,911,000
                                                                                 ----------            ---------          ---------

COMMITMENTS AND CONTINGENCIES

                     STOCKHOLDERS' EQUITY

Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding 7,166,823 shares at December 31, 1997,
    7,724,629 shares December 31, 1997 Pro Forma and
    6,225,000 shares at March 31, 1997                                               66,000               72,000             62,000
Preferred stock, $.01 par value; authorized 1,000,000 shares none issued
Additional paid in capital                                                        7,737,000           10,193,000          6,428,000
Retained (deficet) earnings                                                      (4,757,000)          (4,757,000)            59,000
                                                                                 ----------           ----------             ------
                TOTAL STOCKHOLDERS' EQUITY                                        3,046,000            5,508,000          6,549,000
                                                                                  ---------            ---------          ---------

                TOTAL                                                           $14,242,000          $14,112,000        $10,460,000
                                                                                ===========          ===========        ===========


         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 - UNAUDITED -

                                                                          FOR THE                             FOR THE
                                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                        DECEMBER 31,                        DECEMBER 31,
                                                                        ------------                        ------------
                                                                      1997              1996              1997              1996
                                                                      ----              ----              ----              ----
NET REVENUES                                                       $5,017,000        $2,383,000       $14,254,000        $7,437,000
                                                                   ----------        ----------       -----------        ----------

COST AND EXPENSES:
     Cost of net revenues
        Product and supply costs                                    1,458,000           930,000         4,808,000         2,968,000
        Rental equipment depreciation                                 296,000            88,000           761,000           253,000
                                                                      -------            ------           -------           -------

                                                                    1,754,000         1,018,000         5,569,000         3,221,000

Selling, general and administrative expenses
     (Includes in Fiscal Year 98 Legal Expenses -
         Federal Investigation see Note E and
         Management's Discussion and Analysis)                      2,336,000         1,045,000         7,357,000         3,079,000

Provision for doubtful accounts (Note D)                            1,122,000            58,000         1,400,000           238,000
Amortization of intangible assets                                     145,000            29,000           350,000           115,000
Provision for impairment of long lived assets (Note C)              4,813,000                 -         4,813,000                 -
                                                                    ---------           -------          --------           -------

         OPERATING (LOSS) INCOME                                   (5,153,000)          233,000        (5,235,000)          784,000

     Interest expense, net                                            133,000            91,000           311,000           214,000
                                                                      -------            ------           -------           -------

     (Loss) Income before provision for income taxes               (5,286,000)          142,000        (5,546,000)          570,000
     (Benefit) Provision for income taxes                            (616,000)           62,000          (730,000)          250,000
                                                                     --------            ------          --------           -------

(LOSS) NET INCOME                                                 ($4,670,000)          $80,000       ($4,816,000)         $320,000
                                                                  ===========           =======       ===========          ========

PER SHARE DATA:

     (Loss) net income per common share --
         basic and diluted                                             ($0.71)            $0.01            ($0.74)            $0.06
                                                                       ======             =====            ======             =====

     Weighted average number of shares outstanding                  6,587,243         5,948,750         6,535,870         5,137,272
                                                                    =========         =========         =========         =========



         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 - UNAUDITED -

                                                                                                FOR THE
                                                                                           NINE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                        1997               1996
                                                                                        ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 ($4,816,000)          $320,000

  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
    Depreciation and amortization expense                                             1,111,000            358,000
    Amortization of deferred unit cost and
      debt discount                                                                           -             79,000
    Write off of rental equipment                                                        31,000             71,000
    Provision for doubtful accounts                                                   1,400,000            (62,000)
    Provision for impairment of long lived assets                                     4,813,000                  -
    Changes in operating assets and liabilities net of effects from acquisition:
      (Increase) in accounts receivable - trade                                      (1,251,000)          (268,000)
      Decrease (Increase) in inventory                                                  164,000           (177,000)
      (Increase) in prepaid expenses and other current assets                          (686,000)           (69,000)
      Decrease in other assets                                                           61,000                  -
       Increase in accounts payable and accrued expenses                               (654,000)          (275,000)
       Increase in income taxes payable                                                       -            134,000
                                                                                       --------            -------
          Net cash provided by operating activities                                     173,000            111,000
                                                                                        -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                                      (720,000)          (423,000)
  Acquisition of property and equipment                                                (447,000)           (89,000)
  Acquisition, net of cash acquired                                                  (4,437,000)                 -
                                                                                     ----------           --------
          Net cash (used in) investing activities                                    (5,604,000)          (512,000)
                                                                                     ----------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of initial public offering                                                         -          6,079,000
  Issuance of common stock                                                                    -             15,000
  Proceeds from conversion of accounts payable to promissary notes to suppliers       1,110,000            300,000
  Principal repayment of promissory notes                                                     -           (300,000)
  Principal repayment of bank borrowings                                                      -           (200,000)
  Principal repayment of debt offering                                                        -           (637,000)
  Proceeds of bank borrowings under credit line                                       1,980,000                  -
  Repayments of credit line and term loan                                            (1,072,000)                 -
  Repayments of director and former stockholders loans                                        -           (255,000)
  Principal repayments of notes payable to suppliers                                   (110,000)          (649,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                                        (189,000)                 -
  Principal repayments of capital lease obligations                                    (286,000)                 -
  Deferred offering costs                                                                     -            192,000
                                                                                       --------            -------
          Net cash provided by financing activities                                   1,433,000          4,545,000
                                                                                      ---------          ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (3,998,000)         4,144,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      4,648,000            190,000
                                                                                      ---------            -------

CASH AT END OF PERIOD                                                                  $650,000         $4,334,000
                                                                                       ========         ==========


                                   (continued)

                         COMMUNITY CARE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 - UNAUDITED -
                                  (CONTINUED)


                                                                                                 FOR THE
                                                                                             NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                               ------------
                                                                                         1997                1998
                                                                                         ----                ----
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                                                       $201,000            $ 65,000
                                                                                       --------            --------
        Taxes                                                                           $45,000             115,000
                                                                                        -------            --------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                                    $24,000
       Property and equipment acquired under capital lease                             $113,000
       Conversion of trade payables into notes payable                               $1,381,000

       The Company purchased Metropolitan Respirator Service, Inc.
              for $4,100,000 of cash (including related costs of
              $337,000, less cash acquired).  The purchase price was
              allocated to the assets and liabilities assumed based on
              their fair value as follows:
              Current assets                                                         $3,772,000
              Rental equipment                                                          433,000
              Property, plant and equipment                                             182,000
              Other assets                                                              394,000
              Excess of purchase price over net assets acquired                       6,900,000
              Customer List                                                             225,000
              Non Compete Covenant                                                      360,000
              Current liabilities                                                    (3,157,000)
              Long term liabilities                                                    (292,000)
              Promissory notes issued                                                (3,067,000)
              Common stock issued                                                    (1,313,000)
                                                                                     ----------
              Cash paid to acquire Metropolitan Respirator Service, Inc.             $4,437,000
                                                                                     ----------

         The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                         COMMUNITY CARE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE A) - BASIS OF PRESENTATION

        (1) Community Care Services ("the Company") is a provider of an extensive variety of home health care products and services. The Company sells and rents durable medical equipment and respiratory products, and sells rehabilitation products and disposable medical supplies in the five boroughs of New York City, Westchester, Rockland and Nassau counties of New York State, as well as the northern region of New Jersey. The Company services the home health care market by coordinating with various health care workers and payor case managers to determine the home health needs of patients.

        The condensed consolidated financial statements of the Company for the three and nine months ended December 31, 1997 and 1996 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at December 31, 1997, the results of operations for the three and nine months ended December 31, 1997, the cash flows for the nine months ended December 31, 1997 and 1996.

         The results of operations for the three and nine months ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997 as filed with the Securities and Exchange Commission.

         (2) Net income per common share is computed based on the weighted average number of shares and common equivalent shares outstanding that pertain to each period.

         (3) Reclassifications have been made to the December 31, 1997 statement of operations to conform to the financial statements presented in the financial year ended March 31, 1997 Form 10-K as filed with the Securities and Exchange Commission.


(NOTE B)  -  ACQUISITION OF METROPOLITAN RESPIRATOR SERVICE, INC.:

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS"). The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for approximately $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company, See Note E & F), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one-half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") (See Note I - Subsequent Events - Conversion of Certain Promissory Notes) may elect to convert up to eighty (80%) percent of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) percent of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes may be converted into 835,000 shares of common shares of the Company. See (Note I) Subsequent Events - Conversion of Certain Promissory Notes.

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

         Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors. Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company; Saverio D. Burdi was appointed as Senior Vice President of the Company and Wade Wilson was appointed as Senior Vice President/Operations Systems of the Company. The Company entered into three-year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensations of approximately $222,000 for Mr. Fargnoli as amended, aproximately $234,000 for Mr. Rocco as amended, and $120,000 for Messrs. Burdi and Wilson, respectively. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a non-competitive provision covering the term of the agreement, plus one year, following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competitive Agreements with the Company which runs through May 10, 2001, or the length of their respective Employment Agreement, plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company.

         The purchase price has been allocated to the assets and liabilities assumed based on their fair values as follows:



     Purchase Price:
           Cash                                                    $  4,100,000
           Issuance of notes payable                                  3,067,000
           Common Stock                                               1,313,000
           Cost of acquisition                                          337,000
                                                                   ------------
                                       Total                       $  8,817,000
                                                                   ============
     Allocation:
           Current assets                                          $  3,772,000
           Rental Equipment                                             433,000
           Property and Equipment                                       182,000
           Other assets                                                 394,000
           Excess of purchase price
           over net assets acquired                                   6,900,000
           Customer List                                                225,000
           Non-Compete Covenant                                         360,000
           Current liabilities                                       (3,157,000)
           Long term liabilities                                       (292,000)
                                                                  -------------
                                       Total                      $   8,817,000
                                                                  =============


         The following unaudited pro forma condensed summary information reflects the consolidated results of operations of the Company and the MRS acquisition, assuming this acquisition had occurred at the beginning of each of the following periods:

                                                       Nine months Ended
                                                          December 31,
                                                     1997                1996
                                                --------------------------------
                                                           (unaudited)

Net revenues                                    $ 15,252,000         $12,601,000
Net (loss) income                               $ (5,564,000)        $   337,000
Net (loss) income per common share              $      (0.75)        $      0.06



(NOTE C) - IMPAIRMENT OF LONG LIVED ASSETS

         The Company has chosen to adopt Statement of Financial Accounting Standards No. 121 (SFAS #121) "Accounting for Impairment of Long Lived Assets".

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

         The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operations.

         The evaluation resulted in a $4,401,000 write down. Also, the evaluation led the Company to determine that the remaining amortization period for the goodwill should be reduced from 30 to 20 years.


(NOTE D) - PROVISION FOR DOUBTFUL ACCOUNTS

         After an evaluation of the accounts receivable, it was determined that, a charge to earnings for approximately $979,000 was to be recorded in the current period to write down the accounts receivable to its estimated realizable value. This charge has been included in the provision for doubtful accounts.


(NOTE E) - INVESTIGATION BY U.S. DEPARTMENT OF JUSTICE:

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

9 (NOTE F) - CHANGES IN EXECUTIVE OFFICERS AND DIRECTORS, INCLUDING TERMINATION OF CHIEF EXECUTIVE OFFICER AND CHIEF OPERATING OFFICER:

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


(NOTE G) - SETTLEMENT OF ADAM LITIGATION:

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


(NOTE H) - INITIAL PUBLIC OFFERING:

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

(NOTE I) - SUBSEQUENT EVENTS - CONVERSION OF CERTAIN PROMISSORY NOTES

         In February 1998, the Company agreed that promissory notes issued to Donald Fargnoli and Louis Rocco in connection with the acquisition of MRS would be accordingly converted in part, into 557,806 shares of Company common stock, representing eighty (80%) percent of the notes. Of the remaining twenty (20%) percent, approximately $389,000,

$130,000 will be paid in cash immediately and the balance of $259,000 will be contributed to capital.


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

         The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operations. The write-off of the carrying value of goodwill required under SFAS #121 is based on management projections of the impact of the oxygen reimbursement reductions on continuing operations of the Company, resulting in a charge of approximately $4,813,000 recorded in the current quarter. Also, the evaluation led the Company to determine that the remaining amortization period for the goodwill should be reduced from 30 to 20 years.


THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31,
1996.

         NET REVENUES - Net revenues increased by approximately $2,634,000 or 110.5% to $5,017,000 for the three months ended December 31, 1997 from $2,383,000 for the three months ended December 31, 1996. This increase was primarily due to the acquisition of MRS; offering new services to the existing client base; and an increase in the rental of durable medical and respiratory equipment.

         COST OF NET REVENUES - Cost of net revenues increased by approximately $736,000 or 72.3% to $1,754,000 for the three months ended December 31, 1997 from $1,018,000 for the three months ended December 31, 1996. Cost of net revenues decreased as a percentage of net revenues to 35.0% for the three months ended December 31, 1997 from 42.7% for the three months ended December 31, 1996. This decrease in percentage of cost of net revenues is primarily attributable to the acquisition of MRS, which resulted in a change in the mix of sales; improved purchase efficiencies resulting in higher gross margins; coupled with increased rental of durable medical equipment.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by approximately $1,291,000 or 123.5 % to $2,336,000 for the three months ended December 31, 1997 from $1,045,000 for the three months ended December 31, 1996, and also increased as a percentage of net revenues to 46.6% from 43.9%. The increase in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to hiring of additional personnel to support the Company's growth and the acquisition of MRS which had a higher selling, general and administrative costs structure.

         For the three months ended December 31, 1997, the Company incurred approximately $16,000 of legal expenses related to the investigation by the
U. S. Department of Justice (See Note E of Notes to condensed consolidated financial statements).

         OPERATING (LOSS) - INCOME - The Company had operating loss of approximately $5,153,000 for the three months ended December 31, 1997 as compared to operating income of $233,000 for the three months ended December 31, 1996. The operating loss for the current period as compared to operating income for the prior comparable period is directly related to the $4,813,000 charge for the impairment to the carrying value of goodwill and $979,000 charge to write down the accounts receivable to its estimated realizable value. The charge to write down accounts receivable has been recorded in the provision for doubtful accounts. Also the amortization of intangibles increased by $116,000 or 400.0% to $145,000 for the three months ended December 31, 1997 from $29,000 for the three months ended December 31, 1996. The amortization of intangibles increased as a percentage of net revenues to 3.0% for the three months ended December 31, 1997 from 1.2% for the three months ended December 31, 1996. This increase is attributable to amortization expense of relating to the excess of purchase price over net assets acquired, customer list and non compete covenants.

         INTEREST EXPENSE, NET - Interest expense, net increased by approximately $42,000 to $133,000 for the three months ended December 31, 1997 from $91,000 for the three months ended December 31, 1996. The increase in interest expense is attributable to interest payments of approximately $48,000 related to additional borrowings from The Bank of New York and approximately $46,000 related to the MRS promissory notes.

         NET INCOME - The Company had a net loss of approximately $4,670,000 for the three months ended December 31, 1997 as compared to net income of $80,000 for the three months ended December 31, 1996. The decrease of $4,590,000 is attributable to the reasons described above.

NINE MONTHS ENDED DECEMBER 31, 1997 VERSUS NINE MONTHS ENDED DECEMBER 31, 1996

         NET REVENUE - Net revenues increased by approximately $6,817,000 or 91.7% to $14,254,000 for the nine months ended December 31, 1997 from $7,437,000 for the nine months ended December 31, 1996. This increase was primarily due to the acquisition of MRS; offering new services to the existing client base; an increase in the rental of respiratory, and durable medical equipment.

         COST OF NET REVENUE - Cost of net revenues increased by approximately $2,348,000 or 72.9% to $5,569,000 for the nine months ended December 31,1997 from $3,221,000 for the nine months ended December 31, 1996. Cost of net revenues decreased as a percentage of net revenues to 39.1% for the six months ended December 31, 1997 from 43.3% for the nine months ended December 31, 1996. This decrease in percentage of cost of net revenues is primarily attributable to the acquisition of MRS, which resulted in a change in the mix of sales and cost of net revenues.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased by approximately $4,278,000 or 138.9% to $7,357,000 for the nine months ended December 31, 1997 from $3,079,000 for the nine months ended December 31, 1996, and also increased as a percentage of net revenues to 51.6% from 41.4%. The increase in selling, general and administrative expenses as a percentage was primarily attributable to hiring additional personnel to support the Company's growth and the acquisition of MRS. which had a higher selling, general and administrative costs structure.

         For the nine months ended December 31, 1997 the Company incurred $289,000 of legal expenses related to the investigation by the U.S. Department of Justice (See Note E of Notes to condensed consolidated financial statements).

         OPERATING (LOSS) INCOME - The Company incurred an operating loss of approximately $5,235,000 for the nine months ended December 31, 1997 as compared to operating income of $784,000 for the nine months ended December 31, 1996. The operating loss for the current period as compared to operating income for the prior comparable period is attributable to additional legal costs of $289,000, $4,813,000 charge for the impairment to the carrying value of goodwill and $979,000 charge to write down the accounts receivable to its estimated realizable value. The charge to write down accounts receivable has been recorded in the provision for doubtful accounts. Also the amortization of intangibles increased by $235,000 or 204.3% to $350,000 for the nine months ended December 31, 1997 from $115,000 for the nine months ended December 31, 1996. The amortization of intangibles increased as a percentage of net revenues to 2.5% for the nine months ended December 31, 1997 from 1.5% ended December 31, 1996. This increase is attributable to amortization expense relating to the excess of purchase price over net assets acquired, customer list and non complete covenants.

         INTEREST EXPENSE, NET - Interest expenses, net increased by approximately $97,000 or 45.3% to $311,000 for the nine months ended December 31, 1997 from $214,000 for the nine months ended December 31, 1997. The overall increase in interest expense is attributable to interest payments of approximately $128,000 related to additional borrowings from the Bank of New York and approximately $107,000 related to the MRS promissory notes.

         NET (LOSS) INCOME - The Company had a net loss approximately $4,816,000 for the nine months ended December 31, 1997 as compared with net income of $320,000 for the nine months ended December 31, 1996. The decrease of $5,136,000 is attributable to the reasons described above.

         Management continues its efforts to reduce operating expenses, primarily through the consolidation and centralization of MRS personnel and operations to the Company's facilities in August 1997. This consolidation program is designed to enhance profitability and efficiency, reduce certain redundancies in operations and billing in order to obtain a better overall utilization of its operating personnel, reduce overhead and enhance administrative and operation efficiency.

         As a result of the charge for the reduction of goodwill the amortization expense of the carrying value of goodwill will be reduced prospectively. The write off of accounts receivable will increase the productivity of the billing department by increasing their efficiency in working the current receivables. Additionally the Company has created a verification department to insure the accuracy of the billing information before claims are actually billed. The Company anticipates these procedures will reduce the number of claim denials thus shortening the collection process. Management will continue to pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements.


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

         Working capital decreased to approximately $359,000 at December 31, 1997 from working capital of $5,121,000 at March 31, 1997. The decrease of $4,762,000 is primarily due to the acquisition of MRS for approximately $4,437,000.

         Net cash provided by operating activities was $173,000 for the nine months ended December 31, 1997 and $111,000 of net cash was provided for the nine months ended December 31, 1996.

         Net cash used in investing activities was $5,604,000 and $512,000 for the nine months ended December 31, 1997 and 1996, respectively. For the nine months ended December 31, 1997 approximately $ 171,000 was expended for the build out of new office space and warehouse facilities to accommodate the move of MRS personnel and operations to the

Company's facilities in August 1997 and payment of $4,437,000 for the payment of the acquisition of MRS.

         Net cash provided by financing activities was $1,433,000 for the nine months ended December 31, 1997 and $4,545,000 was used in financing activities for the nine months ended December 31, 1996. Approximately $1,980,000 was drawn down under the Company's line of credit. Repayments of $1,443,000 were made to payoff a MRS credit line and term loan; various notes and capital lease obligations. In the current quarter approximately $ 1,100,000 of vendor payables were converted into a promissory note.

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



PART II-OTHER INFORMATION


         ITEM 1   - LEGAL PROCEEDINGS

         Information concerning legal matters in incorporated by reference from
Part I, Note E of Notes to the Condensed Consolidated Financial Statements.

         ITEM 2 - CHANGES IN SECURITIES

         None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

         ITEM 5 - OTHER INFORMATION

         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

         None

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of February 1998.


                                             COMMUNITY CARE SERVICES, INC.
                                        ----------------------------------------
                                                      (Registrant)

                                                  /s/ Saverio D. Burdi
                                        ----------------------------------------
                                                    Saverio D. Burdi,
                                                 Chief Operating Officer

                                                     /s/ Joel Quall
                                        ----------------------------------------
                                                       Joel Quall,
                                                 Chief Financial Officer
                                        Principal Financial & Accounting Officer