Form 10KSB
period 1998-03-31
COMMUNITY CARE SERVICES INC
filed 1998-07-10
CIK 1005139

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(MARK ONE):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
             FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NUMBER 333-1700

                            COMMUNITY CARE SERVICES, INC.
                   (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                     NEW YORK                                           13-3677548
          (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)
                 18 SARGENT PLACE
              MOUNT VERNON, NEW YORK                                       10550
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:  914-665-9050

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                        N/A

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.01 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended March 31, 1998 were $19,104,000.

     The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the closing bid and asked prices, as of June 17, 1998 was $14,290,098.

     On June 1, 1998, 7,145,049 shares of the registrant's $0.01 par value common stock were outstanding.

     Transitional Small Business Disclosure Format  Yes [ ]  No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

     Community Care Services, Inc. ("the Company") was incorporated in the State of New York in 1992. The Company provides home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sells home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey.

BUSINESS DEVELOPMENT

     In April 1993, the Company acquired certain assets of Adam Health Care Equipment Corp. ("Adam"), including inventory, office equipment and an assignment of the office lease. Since acquiring the assets of Adam, the Company's management has expanded operations by implementing a sales strategy focusing on an informed diagnostic-centered approach, signing new major payor contracts with additional HMOs and PPOs including Oxford Health Plans, Metro Plus Health Maintenance Organization, NYLCare, The Bronx Health Plan, US Healthcare, HealthFirst, and Local 1199 National Benefit Fund, and offering new equipment, products and services such as low air loss beds, alternating pressure beds and standing wheelchairs. In addition, the Company has significantly increased its sales of medical supplies as a result of becoming a provider of disposable medical supplies for the largest certified home health care agency in New York.

     On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS") for a purchase price of approximately $5,993,000. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes with a face value of $2,967,000 principal amount accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to Wade Wilson, the brother-in-law of Alan
T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company), and 62,243 shares of the Company's common stock with a value of $226,000 (See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions" and "Certain Relationships and Related Transactions"). Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common stock of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly (See "Market For Registrant's Common Equity and Related Stockholder Matters").

     MRS was incorporated on April 15, 1974 and is engaged in the sale and rental of medical supplies and durable medical equipment within the New York metropolitan area. The Company has continued to operate MRS as a separate business and has treated MRS as a wholly owned subsidiary.

     On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U.S. Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State (the "Federal Investigation"). If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include fines of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees and are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare services provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the U.S. Department of Justice Federal Investigation and has incurred legal expenses related thereto of $301,000. (See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Investigation by U.S. Department of Justice and New York State Department of Health").

     The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS recently was abolished as a result of recent New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. By way of an audit process, the provider, in this case the Company, is entitled to an opportunity to respond to the Draft Notice with regard to the financial recovery sought and any proposed sanctions such as exclusion from the New York State Medicaid Program. After reviewing the response, the agency then issues a final report either confirming or modifying its draft findings and recommendations. Pursuant to this process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. Thereafter, discussions and negotiations with DSS, and, following the abolishment of DSS, DOH, have occurred. At this point, DOH is reviewing its draft findings and recommendations. No final Notice has been issued. The exclusion of the Company from the New York State Medicaid Program would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern (See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investigations by U.S. Department of Justice and New York State Department of Health").

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

     The home health care industry is highly fragmented and characterized by local providers that typically do not offer a comprehensive range of cost-effective services. These local providers often do not have the capital necessary to expand their operations or the range of services offered, which limits their ability to compete for managed care contracts and other referrals and to realize efficiencies in their operations. As managed care has become more prevalent, payors increasingly are seeking home health care providers that offer a cost-effective, comprehensive range of services in each market served, which further inhibits the ability of local providers to compete effectively. As a result of these economic and competitive pressures, the home health care industry is undergoing rapid consolidation, a trend the Company expects will continue.

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

     The primary categories of products provided by the Company (and examples of the products available in each category) are set forth below:

Durable Medical Equipment        ("DME")
                                 -- Hospital beds
                                 -- Wheelchairs
                                 -- Walking Aids
                                 -- Bathroom safety equipment
                                 -- Patient lifts

Disposable Medical Supplies      ("Supplies")
                                 -- Incontinent products (diapers, liners, chux)
                                 -- Wound care products (dressings and bandages
                                    for treating decubitus (bed sores and
                                    lesions), pressure sores, ulcerations, etc.)
                                 -- Nutritional products (Ensure, Sustacal,
                                    etc.)
                                 -- Diabetic products/supplies
                                 -- Ostomy supplies
                                 -- Urological supplies (catheters, etc.)
                                 -- Blood pressure products
                                 -- Skin care products

Rehabilitation Products          ("Rehabilitation")
                                 -- Powered operated vehicles (Includes
                                    specialized versions such as wheelchairs and scooters)
                                 -- Advanced support surfaces (low air loss
                                    beds, alternating pressure mattresses)
                                 -- Specialized seating

Respiratory Equipment and
Products                         ("Respiratory")
                                 -- 0(2) concentrators
                                 -- Nebulizers with compressors
                                 -- Suction pumps
                                 -- Oximetry equipment
                                 -- C-PAP (Continuous positive air pressure)
                                    equipment
                                 -- Bi-PAP (Bi-level positive air pressure)
                                    equipment

     The Company provides a diversified range of services and products. The following table sets forth the percentage of net revenues represented by each line of business for the years ended March 31:

                                                         YEAR ENDED
                                                         MARCH 31,
                                                       --------------
                                                       1998     1997
                                                       -----    -----
DME and Supplies.....................................   58.9%    78.5%
Rehabilitation.......................................   15.6%    16.0%
Respiratory..........................................   25.5%     5.5%
                                                       -----    -----
                                                       100.0%   100.0%
                                                       =====    =====

     The Company's inventory is housed in its 20,000 square foot office/warehouse facility in Mount Vernon, New York. All of its products are readily available from more than one supplier and the Company can generally fill an order within 24 hours of placement. The Company operates on a regular basis 24 hours a day, Monday through Saturday and provides services on an emergency basis on Sundays. The Company utilizes its 800-telephone number for customer service calls. The Company's office receives calls from 8:00 A.M., to 6:00 P.M., Monday through Friday and 9:00 A.M., to 1:00 P.M., on Saturdays, while an answering service handles calls at all other hours. The Company's service technicians are available to handle calls on a 24-hour basis.

     Generally, the fees charged by the Company for its products and supplies are covered by third party payor arrangements such as Medicaid, Medicare or private insurance. Equipment such as hospital beds, wheelchairs and patient lifters covered by Medicare is generally paid for on a rental basis over a 15-month term. In many instances, such equipment is returned to the Company prior to the 15-month term, in which case the equipment is re-conditioned and available for a new rental term. Generally, the equipment can be reconditioned for use to be available for several rental terms for a period in excess of five years. The Company receives a semi-annual maintenance payment for any equipment that is used in excess of 15 months on a per patient basis. Purchased equipment covered by Medicare is reimbursed at approved published prices. Equipment covered by Medicaid is generally sold pursuant to an approved price range or a cost plus fee basis. Insurance payors use customary and usual standards for their reimbursement terms, which are generally comparable to Medicare terms. For the fiscal year ended March 31, 1998, the average days of sales outstanding from the day of billing was 115 days from Medicare, 78 days from Medicaid and 159 days from private insurers and other non-governmental agencies, respectively. An inconsequential percentage of the Company's business is direct cash sales to customers. For the fiscal years ending March 31, 1998 and 1997, the allocation of net revenues among the Company's third party payors was approximately 30.0% and 28.4% to Medicare, 30.7% and 31.2% to Medicaid and 39.3% and 40.4% to private insurers and other non-governmental agencies, respectively.

COMPETITION

     The home health care provider industry is highly competitive. While there are a few select national providers, the Company currently encounters its most significant competition in providing home health care products from small commercial providers operating in the New York metropolitan area. Relatively few barriers to entry exist in the home health care industry. Accordingly, other companies, including managed care organizations and health care providers that currently are not serving the home health care market, may become competitors. Recently there has been consolidation of home health care companies within the New York Metropolitan area. Such consolidation may limit the Company's ability to maintain or increase its market share, which may materially affect its business, results of operations and financial condition. The Company believes that health care facilities in the geographic area serviced by the Company consider quality of care, reliability and reputation to be the most important factors in referring a home health care provider to its patients, although other factors such as financial stability, personnel policies and practices and costs are also considered.

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

     The Company has developed and implemented service and procedure standards that comply with the standards required by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationally recognized organization that develops standards for various health care industry segments and monitors compliance with those standards through voluntary surveys of participating providers. As the home health care industry has grown, the need for objective quality measurements has increased. Not all providers have chosen to undergo the accreditation process because of its expense and time burden. Consequently, the Company has positioned itself to procure managed care contracts in part because of its choice to undergo rigorous review of its operations. The Company and MRS are JCAHO accredited.

GOVERNMENT REGULATION AND REIMBURSEMENT

     The Company and MRS must comply with and are subject to extensive federal and state regulations in connection with their participation in Medicaid and Medicare. Medicare is a federal health insurance program for the elderly and for chronically disabled individuals, which pays for equipment and services when medically necessary. Medicare uses a charge-based reimbursement system for purchased medical equipment based on approved published prices. Equipment such as hospital beds, wheelchairs and patient lifters is generally paid for on a rental basis over a 15 month term, with maintenance payments semi-annually thereafter on a per patient basis.

     Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind or disabled or members of families with dependent children. The Medicaid program in New York is subject to federal requirements. The New York State Department of Health has the authority to set levels of reimbursement within federal guidelines. These reimbursement levels are generally consistent with the Company's customary charges.

     The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS recently was abolished as a result of recent New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. By way of an audit process, the provider, in this case the Company, is entitled to an opportunity to respond to the Draft Notice with regard to the financial recovery sought and any proposed sanctions such as exclusion from the New York State Medicaid Program. After reviewing the response, the agency then issues a final report either confirming or modifying its draft findings and recommendations. Pursuant to this process, the Company, through its, healthcare regulatory counsel, submitted a detailed response to the Draft Notice. Thereafter discussions and negotiations with DSS, and, following the abolishment of DSS, DOH, have occurred. At this point, DOH is reviewing its draft findings and recommendations. No final Notice has been issued. The exclusion of the Company from the New York State Medicaid Program would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern (See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investigations by U.S. Department of Justice and New York State Department of Health").

     The Company has submitted a reenrollment application to the New York State Department of Health for MRS, which is currently pending. Pursuant to State regulations, reenrollment is required due to change in ownership of MRS. An adverse determination on reenrollment, which is not subject to judicial review, would have material adverse consequences on the Company's business, results of operations and financial condition.

     Government funding for health care programs, including Medicare and Medicaid, is subject to changes in laws and regulations, administrative rulings, interpretations of policy, determinations by intermediaries and governmental funding restrictions, all of which could materially increase or decrease program reimbursements for the Company's products and services. Efforts have been made at various governmental levels to reduce the costs of such programs, and no assurance can be given that future funding levels for Medicare and Medicaid programs will be comparable to present levels. Changes in reimbursement policies as a result of budget cuts or other government action could adversely affect the Company's operations. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and cost-control measures, and public debate of these issues will likely continue in the future. The level of revenues and profitability of the Company, like those of other health care providers, will also be affected by the continuing efforts of private payors to contain or reduce the costs of health care by lowering reimbursement rates, increasing case management review of service, negotiating reduced contract pricing and capitation arrangements.

     The Company, like other Medicaid-Medicare providers, is subject to governmental audits and other reviews and investigations related to Medicaid and Medicare reimbursement claims. The Company is also subject to various fraud and abuse laws that are designed to maintain the integrity of the Medicare and Medicaid programs. These laws prohibit, among other things, any bribe, kickback, rebate or remuneration of any kind in return for, or as an inducement for, the referral of Medicare or Medicaid patients (the "Anti-kickback Statute"). The United States Department of Health and Human Services ("HHS") has interpreted the Anti-kickback Statute broadly to include the intentional payment of anything of value to influence the referral of a Medicare and Medicaid recipient. HHS has also adopted regulations creating "safe harbors" that exempt certain types of business relationships and payments that do not appear to pose a threat of Medicare and Medicaid program abuse. Transactions covered by the Anti-kickback Statute that do not conform to applicable safe harbors are not necessarily in violation of the Anti-kickback Statute, but the practice may be subject to increased scrutiny and possible prosecution. A violation of the Anti-kickback Statute may result in civil and criminal penalties, including imprisonment, fines of up to $1,000,000 and orders of restitution, as well as exclusion from participation in the Medicare and Medicaid programs.

     Federal and state enforcement authorities have significantly increased the amount of resources devoted to the investigation and prosecution of health care fraud and abuse. For example, under the Health Insurance Portability and Accountability Act (the "Act"), which was enacted in 1996, new appropriations have been earmarked to fund government enforcement activities, a new federal program has been established to coordinate and centralize such activities, and a national data bank has been created to collect information regarding adverse actions (including civil, criminal, license, and certification sanctions) against health care providers, suppliers and or licensed practitioners.

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

     There has also been an increase in enforcement activities under the fraud and abuse laws pursuant to Operation Restore Trust, a federal government initiative that focuses on the reimbursement practices of nursing homes, home health care agencies and durable medical equipment companies located in the five states with the largest Medicare populations. The targeted states include California, Florida, Illinois, New York and Texas. Operation Restore Trust has been responsible for millions of dollars in civil and criminal restitution, fines, recovery of overpayments and the exclusion of a number of individuals and corporations from the Medicare program.

     Pursuant to the federal/state statutory regulations and administration of the Medicaid program, each state has a Medicaid Fraud Control Unit. In New York State that Unit is placed within the Office of the Attorney General. This office has broad civil and criminal jurisdiction over Medicaid providers. In the course of its operations, it reviews Medicaid providers. The Company is currently the subject of such a review (See "Legal Proceedings"). Several other providers of medical equipment and supplies in the same general geographic area have recently been subject to similar reviews.

     The Company has undertaken steps to implement a Medicare and Medicaid Compliance Plan. A Draft Plan was prepared by the Company's healthcare regulatory counsel and was approved by the Company's Board of Directors. The final draft of the Compliance Plan has been submitted to the Company's Board of Directors for approval. The Compliance Plan encompasses a code of conduct, corporate policies on vendor contracting, sales and marketing, billing, records management, and other matters. The plan will be implemented by means of formal training program of the Company's staff.

INSURANCE

     The Company carries a broad range of general liability, comprehensive property damage, worker's compensation, professional liability, automobile and other insurance coverage that management considers adequate for the protection of its assets and operations. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage, there can be no assurance that such manufacturers will continue to do so. There can be no assurance that the coverage limits of such policies will be sufficient to cover any judgements, settlements or cost relating to any pending or future legal proceedings. If the insurance carried by the Company is not sufficient to cover any judgements, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely effected.

EMPLOYEES

     As of May 31, 1998, the Company had approximately 128 employees, 117 of who are full-time employees and 11 of who are part-time. Its management team is comprised of seven executives and four managers with extensive experience in the home health care industry. The Company has one sales representative and two rehabilitation specialists who work on a salary. There are two dispatchers and nine drivers who deliver products and are specially trained by the Company to properly set up equipment and explain its use to patients. The Company has fifteen warehouse workers, six repair specialists, and twenty customer service intake personnel, thirty individuals who handle reimbursement and a ten person administrative staff. The Company also has fifteen staff respiratory therapists to provide service and advice to customers utilizing respiratory equipment. Also, the Company has two persons dedicated to its management information system, three finance and accounting personnel and two purchasing personnel. The Company also has 16 contract drivers who make deliveries. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

     While the Company is not required to deliver an annual report to its security holders, the Company has elected to deliver its annual report to its security holders and such annual report will include audited financial statements.

     The Company files all of the reports required by sec. 12 of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the "SEC"). Anyone may read and copy such materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at http://www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers that file electronically.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company offices and warehouse are located in a 20,000 square foot facility in Mount Vernon, New York, pursuant to a five year lease which commenced January 1, 1996 and provides for annual rental payments of $114,000 for the first three years of the lease term and $132,000 for the last two years of the lease term.

ITEM 3.  LEGAL PROCEEDINGS

     On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U.S. Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State. If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include fines of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes relating to their employment, the

Company could be terminated as a Medicaid and Medicare services provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the U.S. Department of Justice Federal Investigation and has incurred legal expenses related thereto of $301,000. (See "Description of Business -- Business Development" and "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Investigation by U.S. Department of Justice and New York State Department of Health").

     The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS recently was abolished as a result of recent New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. By way of audit process, the provider, in this case the Company, is entitled to an opportunity to respond to the Draft Notice with regard to the financial recovery sought and any proposed sanctions such as exclusion from the New York State Medicaid Program. After reviewing the response, the agency then issues a final report either confirming or modifying its draft findings and recommendations. Pursuant to this process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. Thereafter, discussions and negotiations with DSS, and, following the abolishment of DSS, DOH have occurred. At this point, DOH is reviewing its draft findings and recommendations. No final Notice has been issued. The exclusion of the Company from the New York State Medicaid Program would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern (See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Investigations by U.S. Department of Justice and New York State Department of Health").

     The Company is currently subject to review by the New York State Attorney General's Medicaid Fraud Control Unit. In response to a subpoena duces tecum issued by the Medicaid Fraud Control Unit in September 1996, the Company has produced a substantial number of documents and provided its full cooperation. The review is pending and the Company has not been advised of any determination by the Medicaid Fraud Control Unit. Several other providers of medical equipment and supplies in the same geographic area have recently been subject to similar reviews.

     From time to time the Company is a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the Company's shareholders was held on January 28, 1998 for the purpose of electing five persons to the Corporation's Board of Directors, approving the reservation of an additional 250,000 shares for issuance under the Company's 1996 Stock Option Plan and the ratifying the appointment of Richard A. Eisner & Company, LLP as Independent Auditor for the Company for the year ending March 31, 1998. Of 6,605,805 shares of common stock outstanding and eligible to be voted at the annual meeting of shareholders, shareholders owning 6,470,809 shares were either present and voting at the meeting or represented by proxy. The votes on each of the foregoing matters was as follows:

     1.  Election of Directors

                                                       VOTES       VOTES
NAME OF DIRECTOR                                        FOR       AGAINST    ABSTENTIONS
----------------                                     ---------    -------    -----------
Dean L. Sloane.....................................  5,856,576    614,233         0
Bruce L. Ansnes....................................  6,089,609    381,200         0
Bernard M. Kruger..................................  5,864,109    606,700         0
Craig V. Sloane....................................  5,856,576    614,233         0
Donald Fargnoli....................................  6,389,609     81,200         0

     2. Reservation of 250,000 shares of the Company's authorized but unissued common stock par value $ .01 for Issuance under the Company's 1996 Stock Option Plan

             VOTES
VOTES FOR   AGAINST    ABSTENTIONS
---------  ---------   -----------
3,709,649  2,746,950     14,210

     3. Appointment of Richard A. Eisner & Company, LLP As the Company's Certified Public Accountant For the Year Ended March 31, 1998

            VOTES
VOTES FOR  AGAINST   ABSTENTIONS
---------  -------   -----------
6,242,709  227,900       200

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock and Class A Warrants of the Company are traded on the NASDAQ SmallCap Market ("NASDAQ SmallCap") and the Boston Stock Exchange under the symbols "CCSE" and "CCSEW", respectively. Set forth below are the high and low bids for the Company's common stock and Class A Warrants during the periods indicated as provided by NASDAQ SmallCap. Such quotations reflect interdealer price without retail mark-up, markdown or commissions, and may not reflect actual transactions.

COMMON STOCK
FISCAL QUARTER ENDED                                          HIGH      LOW
--------------------                                          -----    -----
December 31, 1996 (commencing October 18, 1996).............  8.125    4.563
March 31, 1997..............................................  4.875    3.938
June 30, 1997...............................................  4.625    0.625
September 30, 1997..........................................  1.813    0.844
December 31, 1997...........................................  3.031    1.250
March 31, 1998..............................................  4.625    1.906

CLASS A WARRANTS
FISCAL QUARTER ENDED                                          HIGH      LOW
--------------------                                          -----    -----
December 31, 1996 (commencing October 18, 1996).............  3.625    1.500
March 31, 1997..............................................  3.375    2.063
June 30, 1997...............................................  3.125    0.125
September 30, 1997..........................................  0.500    0.063
December 31, 1997...........................................  1.00     0.344
March 31, 1998..............................................  1.50     0.625

     On June 30, 1998, there were approximately 351 holders of record of the common stock, which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder.

     The Company has not paid cash dividends on its common stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid.

     On May 10, 1997, the Company acquired 68% of the outstanding shares of MRS. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes with a face value of $2,967,000 principal amount accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company), and 62,243 shares of the Company's unregistered common stock with a value of $226,000 (See "Description of Business -- Business Development", "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions"). The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of the Company's unregistered common stock, par value $.01 per share, based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty percent (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes may be converted into 897,000 shares of common shares of the Company. The shares and convertible Promissory Notes were issued based on an exemption from the registration provided under Section 4(2) of the Securities Act of 1933, as amended, on the basis that the transaction did not constitute a public offering of securities.

     At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of its common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights that the other executive officers of the Company have.

     Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common shares of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly.

     On March 1, 1998, Messrs. Louis Rocco and Donald Fargnoli, officers of the Company and former owners of MRS, who were issued Promissory Notes by the Company in the amounts of $1,302,000 and $1,176,000, respectively, surrendered their Promissory Notes. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Messrs. Rocco and Fargnoli receiving 293,056 shares and 264,750 shares, respectively. Twenty five percent of the balance of the face amount of the Promissory Notes was paid as cash, with Messrs. Rocco and Fargnoli receiving $73,000 and $66,000, respectively. The remaining amount of the Promissory Notes and interest thereon will be paid monthly. Messrs. Rocco and Fargnoli will receive monthly payments of $10,000 and $9,000, respectively. In May 1998, Mr. Fargnoli resigned from his positions with the Company and entered into a Consulting Agreement with the Company (See "Executive Compensation -- Employment Agreements" and "Certain Relationships and Related Transactions").

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are typically identified by the inclusion of phrases such as "the Company anticipates", "the Company believes", "Management believes", and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare, Medicaid, and private pay reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends and management's current expectations.

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

     If it is determined in the investigations by the U.S. Department of Justice and the New York Department of Health described under the caption, Item 3. Legal Proceedings, that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare services provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern (See "Description of Business -- Business Development" and "Legal Proceedings").

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1997

     Net revenues increased by $9,351,000 or 95.9% to $19,104,000 at March 31, 1998 from $9,753,000 at March 31, 1997. The increase in revenues was primarily from the acquisition of MRS in May 1997.

     The Company provides a diversified range of services and products. The following table sets forth the percentage of net revenues represented by each line of business for the years ended March 31:

                                                         YEAR ENDED
                                                         MARCH 31,
                                                       --------------
                                                       1998     1997
                                                       -----    -----
DME and Supplies.....................................   58.9%    78.5%
Rehabilitation.......................................   15.6%    16.0%
Respiratory..........................................   25.5%     5.5%
                                                       -----    -----
                                                       100.0%   100.0%
                                                       =====    =====

     Cost of revenues increased by $3,383,000 or 78.7% to $7,684,000 for the year ended March 31, 1998 from $4,301,000 for the year ended March 31, 1997. Cost of net revenues decreased as a percentage of net revenues to 40.2% for the year ended March 31, 1998 from 44.1% for the year ended March 31, 1997. This decrease in cost of net revenues as a percentage of net revenues for the year ended March 31, 1998 is primarily attributable to the change in the mix of net revenues and the MRS acquisition, which enhanced the ability of the Company to procure products at more competitive prices by virtue of the increase in the Company's market share and related ability to negotiate with its major vendors for better pricing and extended credit terms.

     Selling, general and administrative expenses increased by $5,767,000 or 134.0% to $10,070,000 at March 31, 1998 from $4,303,000 at March 31, 1997, representing an increase as a percentage of net revenues of 8.6%, to 52.7% from 44.1%. This increase is primarily attributable to costs associated of integrating MRS into the operations of the Company, which includes occupancy costs, telephone, utilities and insurance.

Selling, general and administrative expenses were also impacted by legal and other professional expenses aggregating $301,000 related to the ongoing Federal Investigation of the Company.

     On August 5, 1997, President Clinton signed the Balanced Budget Act (the "Budget Act"). The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until 2003.

     The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount, including associated intangible assets of such operations. This evaluation resulted in a charge of approximately $4,225,000 to the excess of purchase price over fair value of net assets acquired. Also, this evaluation led the Company to determine that the remaining amortization period for the excess of purchase price over fair value of net assets acquired should be reduced from 30 to 20 years.

     Also, during the fiscal year ended March 31, 1998, the Company recorded provision for doubtful accounts of $1,853,000, including write-offs of approximately $979,000. Management's decision to write off certain receivables relate principally to its' determination that recovery of the receivables were unlikely and that the additional costs of collection would not prove to be economically beneficial. The Company has since developed new procedures in its customer service department, and has created a verification department to insure the accuracy of the billing information to provide complete and accurate claims data to payor sources to insure timely payment. Management believes these procedures will reduce the number of claim denials and improve the Company's operating efficiency and collection process.

     The Company incurred a loss from operations of $5,040,000 for the year ended March 31, 1998, as compared to income from operations of $659,000 for the year ended March 31, 1997. The loss from operations is primarily attributable to higher selling, general and administrative costs, the charge to excess of purchase price over fair value of net assets acquired of $4,225,000, the write-off of accounts receivable of $979,000, and legal costs related to the Federal Investigation of $301,000.

     Interest income decreased by $80,000. The decrease was due to the use of a portion of the initial public offering proceeds to purchase MRS, thereby making fewer funds available for investment.

     Interest expense increased by $339,000 or 220.1% to $493,000 for the fiscal year ended March 31, 1998 from $154,000 for the fiscal year ended March 31, 1997. This increase was due to an increase in outstanding indebtedness related to the Company's line of credit with the Bank of New York, notes payable to vendors, and notes issued to Adam and in connection with the Company's acquisition of MRS.

     The Company had a net loss of $5,551,000 for the fiscal year ended March 31, 1998, as compared with net income of $330,000 for the fiscal year ended March 31, 1997.

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

     The Company had net income of $330,000 at March 31, 1997, compared with net income of $428,000 March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital decreased to a deficiency of approximately $866,000 at March 31, 1998 from $5,121,000 at March 31, 1997. The current ratio decreased to
 .90 at March 31, 1998 from 2.55 at March 31, 1997.

     Net cash provided by operating activities was approximately $2,689,000 for the year ended March 31, 1998 compared with approximately $221,000 for the year ended March 31, 1997. The increase of approximately $2,468,000 was primarily attributable to the increases in accounts payable and accrued expenses, and decreases in inventory, prepaid expenses and other current assets.

     Net cash used in investing activities was approximately $6,123,000 for the year ended March 31, 1998, compared with approximately $522,000 for the year ended March 31, 1997. The increase of approximately $5,601,000 is primarily attributable to the acquisition of MRS, and increases in rental equipment and property and equipment.

     Net cash used in financing activities for the year ended March 31, 1998 was approximately $938,000. In comparison, for the year ended March 31, 1997, financing activities provided $4,759,000. The change of approximately $5,697,000 was primarily attributable to the Company having completed its initial public offering, in which the Company received net proceeds of $6,115,000, in fiscal year 1997, whereas fiscal year 1998 was effected by net borrowings under the Company's credit line, payments to former MRS stockholders, Adam, supplier notes, and capital lease obligations.

     The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. The Company has various types of accounts receivable, such as receivables from Medicare, Medicaid and private insurers and other non-governmental agencies. Accounts receivable are generally outstanding for longer periods of time in the health care industry than many other industries because of requirements to provide third party payors with additional information subsequent to billing and the time required by such payors to process claims. Certain accounts receivable frequently are outstanding for more than 90 days.

     Recently there has been consolidation of home health care companies within the New York Metropolitan area. Such consolidation may limit the Company's ability to maintain or increase its market share, which may materially affect its business, results of operations and financial condition.

     On March 14, 1997, the Company obtained a $4,000,000 line of credit from The Bank of New York ("BONY"), which is evidenced by a promissory note. In July 1997, BONY notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed. On January 12, 1998, BONY notified the Company that it had increased the line of credit by $300,000 to $2,800,000. As of May 31, 1998, the Company had drawn down $2,500,000 leaving availability of $300,000 under the line of credit. (See Note L to Financial Statements: Long Term Debt).

     The Company believes that internally generated funds will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for at least the next twelve months. There can be no assurance that additional financings will be available if and when needed by, or on terms acceptable to, the Company. Potential sources for any such financings have not yet been identified. Furthermore, as indicated above, if in connection with the Federal Investigation, the Company is found to have engaged in criminal wrongdoing and/or is terminated as a Medicaid and Medicare provider, it would have a material adverse effect on the Company's business, results of operations and financial condition, and the Company may not be able to continue as a going concern.

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

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on a recent assessment, the Company determined that it would be required to modify or replace significant portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has inquired with all of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those parties' failure to remediate their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of relevant other parties' Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1998. The total remaining cost of the Year 2000 modifications is estimated at $600,000 and is being funded by a credit line with Tokai Financial Services, Inc. To date, the Company has incurred costs of

$408,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and others factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting comprehensive income. Comprehensive income is defined to include net income, as currently recorded, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the statement of operations. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of an issuer's financial statements. The Company is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect the Company's earnings, liquidity or capital resources.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", which defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. The Company is currently assessing the manner in which it will disclose the required information.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which will become effective for financial statements for fiscal year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company is currently applying the guidance in SOP 98-1.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", requiring the recognition of all derivatives as either assets or liabilities on the balance sheet and measure the derivatives at fair value. The Company is currently assessing the effect, if any, of this pronouncement.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements are contained on pages F-1 through F-22 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in accountants due to disagreements on accounting and financial disclosure during the fiscal year ended March 31, 1998.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Saverio D. Burdi..........................  40     Chief Operating Officer and Senior Vice
                                                     President
Joel Quall................................  40     Chief Financial Officer and Secretary
Louis Rocco...............................  48     Vice President
Matthew J. McDonough......................  35     Vice President, Operations
Wade Wilson...............................  38     Senior Vice President, Operation Systems
Bruce L. Ansnes...........................  55     Director and Vice Chairman of the Board
Bruce M. Kruger, M.D. ....................  55     Director
Craig V. Sloane...........................  46     Director
Dean L. Sloane............................  52     Director and Chairman of the Board

     Saverio D. Burdi joined the Company in May 1997 as Senior Vice President and was appointed Chief Operating Officer in July, 1997. Prior to joining the Company, Mr. Burdi was an owner of MRS and was employed by MRS from June 1989 through May 1997, and served as Vice President -- Sales of MRS from June 1992 though May 1997.

     Joel Quall joined the Company in October 1996 and was appointed Chief Financial Officer in December 1996. He was appointed Secretary of the Company in June 1998. Prior to joining the Company, Mr. Quall was employed as a manager with the accounting firm of Richard A. Eisner & Company, LLP, from 1992 to 1996, where he worked on several healthcare related companies. From 1987 to 1992, Mr. Quall was employed by the accounting firm of Deloitte & Touche, LLP. Mr. Quall is a Certified Public Accountant and has a B.S. from City University of New York.

     Louis Rocco joined the Company in May 1997 as Vice President. He also serves as President of MRS. Mr. Rocco was a founder of MRS and held various executive positions in MRS from its inception through May 1997. Mr. Rocco is a registered Respiratory Therapist and has a B.S. in Respiratory Therapy from Long Island University.

     Matthew J. McDonough joined the Company in February 1996 as Operations Manager. In February 1997, Mr. McDonough was promoted to Vice
President -- Operations. From December 1992 to July 1994, Mr. McDonough was a Regional Manager for the Mayflower Group, Inc., and from July 1994 to February 1996 was an Assistant Station Manager with Airborne Express, Inc. Mr. McDonough has also gained significant operational experience as an engineering officer in the United States Navy. He has a B.S. from Old Dominion University.

     Wade Wilson joined the Company in May 1997 as Vice President, Operating Systems. Prior to joining the Company, Mr. Wilson was employed by MRS as General Manager from January 1996 though May 1997 and as Vice President at At Home Health Care Supplies, Inc. from August 1991 though December 1995. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, the former President and Chief Executive Officer of the Company.

     Bruce L. Ansnes became a director of the Company in August 1996 and was appointed Vice Chairman of the Board in July 1997. Since 1986, he has been a private investor. From 1978 to 1983, Mr. Ansnes was Treasurer, and from 1983 until 1986, Treasurer and Vice President, of Culbro Corporation. He has a B.A. from Colby College and an M.B.A. from Columbia University.

     Bernard M. Kruger, M.D., became a Director of the Company in August 1996. He has been in private practice of internal medicine and medical oncology since 1979, and is affiliated with Lenox Hill Hospital, Beth

Israel Hospital, Mount Sinai Hospital and the Orthopedic Institute. Dr. Kruger is a director of Community Medical Transport, Inc., a publicly traded company.

     Craig V. Sloane has been a director of the Company since its inception. Since December 1990, he has served as Vice President -- Operations and a Director of Community Medical Transport, Inc., a publicly traded company. From 1985 through October 1990, he was a futures analyst at Smith Barney Harris Upham & Co.

     Dean L. Sloane has been a director of the Company since its inception and was appointed Chairman of the Board in July 1997. Since December 1988, he has been Chairman of the Board, President and a Director of Community Medical Transport, Inc., a publicly traded company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Due to an administrative oversight, Forms 5 for each of the persons listed in the table under the heading "Security Ownership of Certain Beneficial Owners and Management" were not filed in a timely manner. All Forms 5 have been subsequently filed. The Company will endeavor in the future to file all required forms in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation paid or accrued by the Company for services rendered during the fiscal years ended March 31, 1998, 1997 and 1996, to the Company's Chief Executive Officer and the Company's four most high paid executive officers other than the Chief Executive Officer who were serving at the end of the fiscal year ended March 31, 1998 whose total annual salary and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG TERM COMPENSATION
                                 ANNUAL COMPENSATION                          ------------------------------------------
                            -----------------------------                     RESTRICTED      SECURITIES
NAME & PRINCIPAL            FISCAL                           OTHER ANNUAL       STOCK         UNDERLYING         LTIP
POSITION                     YEAR    SALARY($)   BONUS($)   COMPENSATION($)   AWARDS($)    OPTIONS/SAR'S(#)   PAYOUTS($)
----------------            ------   ---------   --------   ---------------   ----------   ----------------   ----------
Alan T. Sheinwald.........   1998    $ 84,000       $0          $5,000            0                  0            0
  Chief Executive            1997    $138,000        0          $9,000            0                  0            0
  Officer(1)                 1996    $ 48,000        0          $3,000            0                  0            0
Saverio Burdi.............   1998    $139,000        0          $7,000            0             25,000            0
  Chief Operating
  Officer(2)
Wade Wilson...............   1998    $103,000        0          $7,000            0             20,000            0
  Senior Vice President,
  Operating Systems(2)
Donald Fargnoli...........   1998    $112,000        0          $5,000            0                  0            0
  Vice President(2)
Louis Rocco...............   1998    $112,000        0          $6,000            0                  0            0
  Vice President(2)


NAME & PRINCIPAL             ALL OTHER
POSITION                    COMPENSATION
----------------            ------------
Alan T. Sheinwald.........       0
  Chief Executive                0
  Officer(1)
Saverio Burdi.............       0
  Chief Operating
  Officer(2)
Wade Wilson...............       0
  Senior Vice President,
  Operating Systems(2)
Donald Fargnoli...........       0
  Vice President(2)
Louis Rocco...............       0
  Vice President(2)

---------------
(1) Mr. Sheinwald's employment with the Company commenced in November 1995. The Company terminated his employment on July 1, 1997.

(2) Messrs. Burdi, Rocco, Wilson and Fargnoli commenced their employment with the Company on May 10, 1997. Mr. Fargnoli resigned from the Company on May 8, 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

     The following table shows information regarding stock options granted during the fiscal year ended March 31, 1998 with respect to the Chief Executive Officer and the four other most highly compensated executive officers of the Company and its subsidiaries whose total annual salary and bonus exceeded $100,000 for all services in all capacities to the Company for the fiscal year ended March 31, 1998. The Company has never granted any stock appreciation rights.

                                                               INDIVIDUAL GRANTS
                                          -----------------------------------------------------------
                                           NUMBER OF
                                          SECURITIES       % OF TOTAL
                                          UNDERLYING     OPTIONS GRANTED
                                            OPTIONS       TO EMPLOYEES       EXERCISE      EXPIRATION
NAME                                      GRANTED(#)*    IN FISCAL YEAR     PRICE($/SH)       DATE
----                                      -----------    ---------------    -----------    ----------
Alan T. Sheinwald(1)....................         0              0%                 0               0
Saverio D. Burdi........................    25,000             37%             $4.00        May 2007
Louis Rocco.............................         0              0%                 0               0
Matthew McDonough.......................         0              0%                 0               0
Wade Wilson.............................    20,000             21%             $4.00        May 2007
Donald Fargnoli(2)......................         0              0%                 0               0

---------------
(1) Mr. Sheinwald's employment as Chief Executive Officer was terminated by the Company on July 1, 1997.

(2) Mr. Fargnoli resigned from the Company on May 8, 1998.

 * All options set forth were granted under the Company's Stock Option Plan at 100% of the fair market value of the shares at the time the options were granted and are intended to be, and with few exceptions, will be, incentive stock options. All options are exercisable in full two years and expire ten years after the date of grant.

     Options have value to the listed executives and to all option recipients only if the stock price advances beyond the grant date price shown in the table during the effective option period.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

     The following table shows information regarding stock options exercised during the last fiscal year with respect to the Chief Executive Officer and the four other most highly compensated executive officers of the Company and its subsidiaries whose total annual salary and bonus exceeded $100,000 for all services in all capacities to the Company for its fiscal year ended March 31, 1998.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                SHARES                       OPTIONS AT FY-END(#)              AT FY-END($)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
NAME                          EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          -----------   -----------   -----------   -------------   -----------   -------------
Alan T. Sheinwald(1)........       0             0             0              0              0              0
Saverio D. Burdi............       0             0             0              0              0              0
Louis Rocco.................       0             0             0              0              0              0
Wade Wilson.................       0             0             0              0              0              0
Donald Fargnoli(2)..........       0             0             0              0              0              0

---------------
(1) The Company terminated Mr. Sheinwald's employment as Chief Executive Officer on July 1, 1997.

(2) Mr. Fargnoli resigned from the Company on May 8, 1998.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Alan T. Sheinwald, upon the completion of its initial public offering in October 1996. The agreement had a three year term which renewed for an additional year on each anniversary of the agreement, and provided for an annual base compensation of $150,000. The agreement provided for certain employee benefits including medical insurance, vacation and a car allowance, and also contains a non-competitive provision covering the term of the agreement plus one year following termination. On July 1, 1997, the Company terminated Mr. Sheinwald's services.

     The Company entered into an employment agreement with Saverio Burdi on May 10, 1997. The agreement has a three-year term, which renews for an additional year on each anniversary of the agreement, and provides for a base annual compensation of $120,000. Under the agreement, Mr. Burdi was granted options to purchase 25,000 shares of the Company's common stock under the Company's Incentive Stock Option Plan upon the execution of the agreement. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Burdi covering the term of the employment agreement plus one year following termination. In consideration for Mr. Burdi entering into the Non-Competition Agreement, the Company agreed to pay Mr. Burdi a total of $90,000 in allotments of $30,000 over thirty six months with payments made in installments in accordance with the Company's established pay periods.

     The Company entered into an employment agreement with Louis Rocco on May 10, 1997. The agreement has a three-year term, which renews for an additional year on each anniversary of the agreement, and provides for a base annual compensation of $110,000. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Rocco covering the term of the employment agreement plus one-year following termination. In March 1998, Mr. Rocco surrendered his $1,302,000 Promissory Note issued to him in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Mr. Rocco receiving 293,056 shares and a cash payment of $73,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $10,000.

     The Company entered into an employment agreement with Donald Fargnoli on May 10, 1997. The agreement had a three-year term, which renewed for an additional year on each anniversary of the agreement, and provided for a base annual compensation of $110,000. The agreement also provided for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Fargnoli covering the term of the employment agreement plus one-year following termination. In March 1998, Mr. Fargnoli surrendered his $1,176,000 Promissory
Note issued to him in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Mr. Fargnoli receiving 264,750 shares and a cash payment of $66,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $9,000. In May 1998, Mr. Fargnoli resigned from the Company. Mr. Fargnoli also entered into a Consulting Agreement with the Company for a term of two years expiring May 2000 for a fee of $55,000 per year.

     The Company entered into an employment agreement with Wade Wilson on May 10, 1997. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company. The agreement had a three-year term, which renewed for an additional year on each anniversary of the agreement, and provided for a base annual compensation of $120,000. Under the agreement, Mr. Wilson was granted options to purchase 20,000 shares of the Company's common stock under the Company's Incentive Stock Option upon the execution of the agreement. The agreement also provided for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Wilson covering the term of the employment agreement plus one-year following termination. In consideration for Mr. Wilson entering into the Non-Competition Agreement, the Company agreed to pay Mr. Wilson a total of $30,000, with $10,000 payable during the one year period that commenced May 10, 1998, and $20,000 payable over the two year period commencing May 10, 1999, with payments made in installments in accordance with the Company's established pay periods.

STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan, as amended, (the "Plan") authorizes the granting of stock options to officers, employees, directors and consultants of the Company or any of its subsidiaries to purchase an aggregate of not more than 853,000 shares of the Company's common stock. As of the date hereof, options to purchase an aggregate of 95,500 shares of common stock have been granted and options to purchase 6,000 shares of common stock have been canceled. An option to purchase an aggregate of 763,500 shares of common stock are available for grant under the Plan.

     The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period and other provisions of such options. The options granted will be exercisable on the second anniversary date of the grant.

     Options granted to employees might be either incentive stock options ("ISOs") under the Internal Revenue Code or non-ISOs. The Board may determine the exercise price, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Company's common stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. The Company does not expect the exercise price of non-ISOs to be less than fair market value.

     The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plan as the Board of Directors may impose. Each option, unless sooner terminated, shall expire no later than 10 years (Five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant, the Board may determine. The Board has the right to amend, suspend or terminate the Plan at any time, provided, however, that unless ratified by the Company's shareholders within 12 months thereafter, no amendment or change in the Plan will be effective: (a) increasing the total number of shares which may be issued under the Plan; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted; (c) extending the term of the Plan or period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Plan; (e) materially increasing the benefits accruing to participants under the Plan; or (f) with respect to options which are ISOs, amending the Plan in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986.

COMPENSATION OF DIRECTORS

     Directors who are not employed by the Company are paid a fee of $1,000 for each meeting attended and $500 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company. Commencing with the last quarter of 1997, Dean L. Sloane, Chairman of the Board of Directors, and Bruce L. Ansnes, Vice Chairman of the Board of Directors, have received stipends of $5,000 per quarter for management services they provide to the Company. Those stipends will cease upon the appointment by the Company of a new Chief Executive Officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of June 1, 1998 by (i) each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and each executive officer of the Company identified in the Summary Compensation Table, and (iii) all directors and executive officers as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

NAME AND ADDRESS                                             AMOUNT AND NATURE OF
OF BENEFICIAL OWNER                                          BENEFICIAL OWNERSHIP    PERCENT OF CLASS
-------------------                                          --------------------    ----------------
Bruce L. Ansnes............................................         110,000                 1.5%
18 Sargent Place
Mt. Vernon, NY 10550
Bernard M. Kruger, M.D.....................................          18,334                   *
170 East 78th Street
New York, NY 10021
Dean L. Sloane.............................................       1,663,800(1)             23.3%
18 Sargent Place
Mt. Vernon, NY 10550
Craig V. Sloane............................................         428,450                 6.0%
18 Sargent Place
Mt. Vernon, NY 10550
Alan T. Sheinwald..........................................       2,142,250(2)             30.0%
203 Briarwood Drive
Somers, NY 10589
Saverio D. Burdi...........................................          62,243(3)              1.0%
18 Sargent Place
Mt. Vernon, NY 10550
Matthew McDonough..........................................               0(4)                *
18 Sargent Place
Mt. Vernon, NY 10550
Joel Quall.................................................           1,000(5)                *
18 Sargent Place
Mt. Vernon, NY 10550
Louis Rocco................................................         293,056                 4.1%
18 Sargent Place
Mt. Vernon, NY 10550
Wade Wilson................................................               0(6)                *
18 Sargent Place
Mt. Vernon, NY 10550
All Officers and Director as a Group (9 Persons)...........       4,719,133                66.0%

---------------
(1) Includes 100,000 shares owned by Mr. Sloane's wife, Mary Sloane, 800 shares owned by Mr. Sloane's son, Joshua Sloane, and 175,000 shares owned by The Sloane Family Foundation.

(2) Does not include options to purchase 20,000 shares at an exercise price of $4.00 per share granted to Mr. Sheinwald's brother-in-law, Wade Wilson, or 125,000 shares of common stock which may be issued to Mr. Wilson upon the conversation of a $444,000 promissory note issued by the Company to Mr. Wilson on May 10, 1997 in connection with the Company's acquisition of Metropolitan Respirator Service, Inc. (See "Description of
    Business -- Business Development", "Executive Compensation -- Employment Agreements" and "Certain Relationships and Related Transactions").

(3) Does not include options to purchase 25,000 shares of common stock at an exercise of $4.00 per share granted to Mr. Burdi. Includes 17,842 shares held in escrow. (See "Executive Compensation -- Employment Agreements" and "Certain Relationships and Related Transactions").

(4) Does not include options to purchase 10,000 shares granted to Mr. McDonough.

(5) Does not include options to purchase 15,000 shares granted to Mr. Quall.

(6) Does not include options to purchase 20,000 shares at an exercise price of $4.00 per share granted to Mr. Wilson, or 125,000 shares of common stock which may be issued to Mr. Wilson upon the conversation of a $444,000 promissory note issued by the Company to Mr. Wilson on May 10, 1997 in connection with the Company's acquisition of Metropolitan Respirator Service, Inc. (See "Description of

    Business -- Business Development", "Executive Compensation -- Employment Agreements" and "Certain Relationships and Related Transactions"). Does not include 2,142,250 shares owned by Mr. Wilson's brother-in-law, Alan T. Sheinwald, who was formerly the President and Chief Executive Officer of the Company.

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

ACQUISITION OF METROPOLITAN RESPIRATOR SERVICE, INC.

     On May 10, 1997, the Company acquired 68% of the outstanding shares MRS. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes with a face value of $2,967,000 principal amount accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive of the Company), and 62,243 shares of the Company's common stock with a value of $226,000 (See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions"). The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Note Holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share, based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty percent (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes may be converted into 897,000 shares of common shares of the Company.

     At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of Company's common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights of other executive officers of the Company have.

     Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common shares of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly.

     Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. The Company entered into three-year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a noncompetitive provision covering the term of the agreement plus one year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company which runs through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company.

     In March 1998, Mr. Rocco surrendered his $1,302,000 Promissory Note issued to him in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Mr. Rocco receiving 293,056 shares and a cash payment of $73,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $10,000.

     In March 1998, Mr. Fargnoli surrendered his $1,176,000 Promissory Note issued to him in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Mr. Fargnoli receiving 264,750 shares and a cash payment of $66,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $9,000. In May 1998, Mr. Fargnoli resigned from the Company. Mr. Fargnoli also entered into a Consulting Agreement with the Company for a term of two years expiring May 2000 for a fee of $55,000 per year.

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibits filed as part of the Report on Form 10-KSB are listed in the Index to Exhibits immediately following the financial statement schedules.

     (b) Reports on Form 8-K

     No Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY CARE SERVICES, INC.

                                                 /s/ SAVERIO D. BURDI

                                          --------------------------------------
                                                 Chief Operating Officer
                                              (Principal Executive Officer)

                                                    /s/ JOEL QUALL

                                          --------------------------------------
                                               Chief Financial Officer and
                                                 Chief Accounting Officer

Dated: July 10, 1998

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                                     Director
---------------------------------------------------
                  Bruce L. Ansnes

                /s/ BERNARD KRUGER                   Director   July 10, 1998
---------------------------------------------------
                  Bernard Kruger

                /s/ CRAIG V. SLOANE                  Director   July 10, 1998
---------------------------------------------------
                  Craig V. Sloane

                /s/ DEAN L. SLOANE                   Director   July 10, 1998
---------------------------------------------------
                  Dean L. Sloane

                              FINANCIAL STATEMENTS

     Consolidated Financial Statements of the Company required to be included in
Part II, Item 7 are listed below:

                                                              FORM 10-KSB
                                                                 PAGES
                                                              -----------
Report of Independent Auditor...............................         F-1
Consolidated Balance Sheet at March 31, 1998................         F-2
Consolidated Statements of Operations for the Years Ended
  March 31, 1998 and 1997...................................         F-3
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended March 31, 1998 and 1997...............         F-4
Consolidated Statements of Cash Flows for the Years ended
  March 31, 1998 and 1997...................................  F-5 -  F-6
Notes to Consolidated Financial Statements..................  F-7 - F-22

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Community Care Services, Inc.

     We have audited the accompanying consolidated balance sheet of Community Care Services, Inc. and subsidiary as of March 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Community Care Services, Inc. and subsidiary at March 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

     As discussed in Note A[3] to the consolidated financial statements, the U.S. Department of Justice is conducting a criminal investigation relating to allegedly improper payments made in connection with the Company obtaining a contract to provide services involving Medicare.

Richard A. Eisner & Company, LLP

New York, New York
June 5, 1998

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $   276,000
  Accounts receivable, net of allowance for doubtful
     accounts of $1,401,000.................................      5,606,000
  Income tax receivable.....................................        268,000
  Inventory.................................................        669,000
  Prepaid expenses and other current assets.................        127,000
  Deferred tax asset, net...................................        560,000
                                                                -----------
     TOTAL CURRENT ASSETS...................................      7,506,000
  Rental equipment, net.....................................      2,057,000
  Property and equipment, net...............................      1,065,000
  Excess of purchase price over fair value of net assets
     acquired, net..........................................      2,272,000
  Covenants not to compete, net.............................        487,000
  Accounts and customer list, net...........................        305,000
  Other assets..............................................         57,000
  Deferred tax asset, net...................................         69,000
                                                                -----------
     TOTAL ASSETS...........................................    $13,818,000
                                                                ===========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                                LIABILITIES
CURRENT LIABILITIES:
  Note payable -- Bank......................................    $ 2,403,000
  Accounts payable..........................................      2,820,000
  Accrued expenses..........................................      1,138,000
  Current portion of long term debt.........................      1,865,000
  Current portion of capital lease obligations..............        146,000
                                                                -----------
     TOTAL CURRENT LIABILITIES..............................      8,372,000
Long term portion of debt...................................        775,000
Long term portion of capital lease obligations..............        161,000
                                                                -----------
     TOTAL LIABILITIES......................................      9,308,000
                                                                -----------
COMMITMENTS AND CONTINGENCIES
                           STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000
  shares, none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
  issued and outstanding 7,145,049 shares...................         71,000
Additional paid in capital..................................      9,931,000
Accumulated deficit.........................................     (5,492,000)
                                                                -----------
     TOTAL STOCKHOLDERS' EQUITY.............................      4,510,000
                                                                -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $13,818,000
                                                                ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
NET REVENUES................................................  $19,104,000    $9,753,000
                                                              -----------    ----------
COSTS AND EXPENSES:
  Cost of net revenues:
     Product and supply costs...............................    6,810,000     3,962,000
     Rental equipment depreciation..........................      874,000       339,000
                                                              -----------    ----------
     Cost of net revenues...................................    7,684,000     4,301,000
Selling, general and administrative.........................   10,070,000     4,303,000
Provision for doubtful accounts.............................    1,853,000       361,000
Amortization of intangible assets...........................      312,000       129,000
Provision for impairment of long lived assets...............    4,225,000            --
                                                              -----------    ----------
Total Costs and Expenses....................................   24,144,000     9,094,000
OPERATING (LOSS) INCOME.....................................   (5,040,000)      659,000
Interest income.............................................       23,000       103,000
Interest expense............................................     (493,000)     (154,000)
                                                              -----------    ----------
(Loss) Income before provision for income taxes.............   (5,510,000)      608,000
Provision for income taxes..................................       41,000       278,000
                                                              -----------    ----------
NET (LOSS) INCOME...........................................  $(5,551,000)   $  330,000
                                                              ===========    ==========
PER SHARE DATA:
  Net (loss) income per common share:
     Basic and Diluted......................................  $     (0.84)   $     0.06
                                                              ===========    ==========
  Weighted average number of common shares outstanding:
     Basic and Diluted......................................    6,595,913     5,405,822
                                                              ===========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      YEARS ENDED MARCH 31, 1998 AND 1997

                                      COMMON STOCK
                                  ---------------------                     RETAINED EARNINGS
                                  NUMBER OF               ADDITIONAL PAID     (ACCUMULATED
                                    SHARES      AMOUNT      IN CAPITAL          DEFICIT)          TOTALS
                                  ----------   --------   ---------------   -----------------   -----------
Balance -- March 31, 1996.......   7,901,665   $ 79,000     $  296,000         $  (271,000)     $   104,000
Conversion of common stock to
  warrants......................  (3,171,665)   (32,000)        32,000                                   --
Net proceeds of initial public
  offering......................   1,495,000     15,000      6,100,000                            6,115,000
Net income......................                                                   330,000          330,000
                                  ----------   --------     ----------         -----------      -----------
Balance -- March 31, 1997.......   6,225,000     62,000      6,428,000              59,000        6,549,000
Issuance of common stock in
  connection with acquisition...     362,243      4,000      1,310,000                            1,314,000
Conversion of notes payable to
  common stock..................     557,806      5,000      2,193,000                            2,198,000
Net loss........................                                                (5,551,000)      (5,551,000)
                                  ----------   --------     ----------         -----------      -----------
Balance -- March 31, 1998.......   7,145,049   $ 71,000     $9,931,000         $(5,492,000)     $ 4,510,000
                                  ==========   ========     ==========         ===========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income.........................................  $(5,551,000)   $  330,000
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
     Depreciation and amortization expense..................    1,287,000       512,000
     Write-off of unamortized deferred financing cost.......           --        49,000
     Write-off of rental equipment..........................       45,000        80,000
     Provision for doubtful accounts........................    1,853,000       361,000
     Provision for inventory allowance......................       97,000            --
     Deferred taxes.........................................      327,000            --
     Provision for impairment of long lived assets..........    4,225,000            --
     Changes in operating assets and liabilities net of
       effects from Metropolitan Respirator Service, Inc.
       acquisition:
       Accounts receivable..................................   (1,629,000)     (607,000)
       Income tax receivable................................     (268,000)           --
       Inventory............................................      157,000      (200,000)
       Prepaid expenses and other current assets............      242,000       (68,000)
       Other assets.........................................      (16,000)      (45,000)
       Accounts payable and accrued expenses................    2,037,000      (126,000)
       Income taxes payable.................................     (117,000)      (65,000)
                                                              -----------    ----------
          Net cash provided by operating activities.........    2,689,000       221,000
                                                              -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment...........................   (1,238,000)     (395,000)
  Acquisition of property and equipment.....................     (474,000)     (127,000)
  Acquisition of Metropolitan Respirator Service, Inc.......   (4,411,000)           --
                                                              -----------    ----------
          Net cash (used in) investing activities...........   (6,123,000)     (522,000)
                                                              -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds of initial public offering.......................           --     7,059,000
  Issuance of common stock..................................           --        15,000
  Proceeds from promissory notes............................           --       300,000
  Principal repayment of promissory notes...................           --      (300,000)
  Principal repayment of debt offering......................           --      (638,000)
  Proceeds of bank borrowings under credit line.............    2,160,000       243,000
  Repayments of credit line and term loan...................   (1,072,000)     (200,000)
  Repayments of director and former stockholders loans and
     notes..................................................     (139,000)     (255,000)
  Principal repayments of notes payable to suppliers........     (601,000)     (688,000)
  Principal repayments of notes payable to Adam Health Care
     Equipment Corp.........................................   (1,109,000)           --
  Principal repayments of capital lease obligations.........     (177,000)           --
  Increase in other payments................................           --       (11,000)
  Offering costs............................................           --      (766,000)
                                                              -----------    ----------
          Net cash (used in) provided by financing
            activities......................................     (938,000)    4,759,000
                                                              -----------    ----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........   (4,372,000)    4,458,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    4,648,000       190,000
                                                              -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $   276,000    $4,648,000
                                                              ===========    ==========

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                                                                YEAR ENDED MARCH 31,
                                                              -------------------------
                                                                 1998           1997
                                                              -----------    ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year
     Interest...............................................  $   469,000    $   88,000
                                                              -----------    ----------
     Taxes..................................................  $    45,000    $  363,000
                                                              -----------    ----------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Rental equipment acquired under capital lease.............  $    43,000            --
  Property and equipment acquired under capital lease.......  $   255,000    $   21,000
  Conversion of trade payables into notes payable...........  $ 1,744,000            --
  Conversion of notes payables into common stock............  $ 2,198,000            --
  The Company purchased Metropolitan Respirator Service,
     Inc. for $8,791,000 (including cash payments of
     $4,411,000) The purchase price was allocated to the
     assets and liabilities assumed based on their fair
     value as follows:
     Current assets.........................................  $ 3,771,000
     Rental equipment.......................................      434,000
     Property and equipment.................................      181,000
     Other assets...........................................      947,000
     Excess of purchase price over fair value of net assets
      acquired..............................................    6,527,000
     Customer List..........................................      225,000
     Non Compete Covenant...................................      360,000
     Current liabilities....................................   (3,431,000)
     Long term liabilities..................................     (223,000)
                                                              -----------
                                                                8,791,000
     Less:
     Promissory notes issued................................   (3,066,000)
     Common stock issued....................................   (1,314,000)
                                                              -----------
     Cash paid to acquire Metropolitan Respirator Service,
      Inc...................................................  $ 4,411,000
                                                              -----------

During the year ended March 31, 1997, the Company restructured its liability with Adam Health Care Equipment Corp. whereby the existing payable amount of approximately $1,450,000 was converted into notes payable of $1,450,000 payable over three years and incurring interest at 9% per annum (See Note A and C).

The reconciliation of the net proceeds from the initial public offering ("IPO") is as follows:

Proceeds of IPO after underwriter discounts and
  commissions...............................................                 $7,074,000
Less: Offering costs -- current year........................  $  (766,000)
                     -- prior year..........................     (193,000)     (959,000)
                                                              -----------    ----------
                                                                              6,115,000
Issuance of common stock....................................                    (15,000)
                                                                             ----------
                                                                             $6,100,000
                                                                             ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

(NOTE A) -- ORGANIZATION AND BACKGROUND

  [1] Organization

     Community Care Services, Inc., ("CCS") was incorporated in July 1992 in the State of New York. CCS and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS"), collectively, "The Company", provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sells home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey.

  [2] Acquisitions

     From inception through March 31, 1993, the Company had minimal activity. In April 1993, the Company purchased certain assets and the business of Adam Health Care Equipment Corp. ("Adam"), a company in the same industry for $1,586,000 (See Note C).

     On May 10, 1997, the Company acquired 100% of the outstanding shares of MRS. MRS provides home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sells home health care supplies within the same geographic area as the Company (See Note C). The MRS acquisition has been accounted for as a purchase and accordingly, the results of operations of MRS are included in the consolidated financial statements from the date of acquisition.

  [3] Investigation by U.S. Department of Justice and New York State Department of Health

     On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U.S. Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State. If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include fines of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare services provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the U.S. Department of Justice criminal investigation and has incurred legal expenses related thereto of $301,000.

     The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS recently was abolished as a result of recent New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. By way of an audit process, the provider, in this case the Company, is entitled to an opportunity to respond to the Draft Notice, with regard to the financial recovery sought and any proposed sanctions such as exclusion from the New York State Medicaid Program. After reviewing the response, the agency then issues a final report either confirming or modifying its draft findings and recommendations. Pursuant to this process, the Company, through its healthcare regulatory counsel, submitted a detailed

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY response to the Draft Notice. Thereafter, discussions and negotiations with DSS, and, following the abolishment of DSS, DOH, have occurred. At this point, DOH is reviewing its draft findings and recommendations. No final Notice has been issued. The exclusion of the Company from the New York State Medicaid Program would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern.

  [4] Changes in Executive Officers and Directors, Including Termination of
      Chief Executive Officer and Chief Operating Officer

     On July 1, 1997, the Company terminated the services of Alan T. Sheinwald as the Company's President and Chief Executive Officer and Allan C. Goldfeder as the Company's Chief Operating Officer. Dean L. Sloane and Bruce L. Ansnes, directors of the Company, assumed supervision of management operations of the Company on an interim basis pending further action by the Board of Directors.

     As discussed in Note C, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company, was appointed as Senior Vice President, Operation Systems, of the Company.

     On July 7, 1997, Messrs. Sloane and Ansnes were appointed Chairman and Vice Chairman of the Company, respectively, and Mr. Fargnoli was appointed Secretary of the Company. Mr. Sheinwald resigned as Chairman and a director of the Company. Also in July 1997, Mr. Burdi was appointed as Chief Operating Officer of the Company.

     On May 8, 1998 Mr. Fargnoli resigned as a director, Vice President and Secretary of the Company.

(NOTE B) -- SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies in the preparation of the financial statements are as follows:

  [1] Principles of consolidation and basis of presentation

     The consolidated financial statements include CCS and its wholly owned subsidiary, MRS. Intercompany balances and transactions have been eliminated in consolidation.

  [2] Revenue recognition

     Revenues are recognized on the date services and products are provided to patients and are recorded at the expected reimbursement rates with third party payors, including private insurers, Medicare and Medicaid.

  [3] Cash Equivalents

     Cash equivalents consist of highly liquid investments that have a maturity of less than three months when purchased.

  [4] Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market and consist primarily of medical supplies sold directly to patients for use in their home.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

  [5] Rental equipment

     Rental equipment consists of medical equipment rented to patients for use in their homes and is stated at depreciated cost. Depreciation is provided using the straight-line method over the useful life of the equipment, which is estimated at five years.

  [6] Property and equipment

     Property and equipment are stated at depreciated or amortized cost, including assets acquired under capital leases, and are depreciated or amortized using the straight-line method over five years, the estimated useful lives of the assets for financial reporting purposes, and accelerated methods for income tax reporting purposes.

  [7] Intangible assets

     The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over twenty years. The covenants not to compete are being amortized on a straight-line basis over their contractual lives which range from two to five years. The accounts and customer lists are being amortized over the period of expected benefit, which is estimated to be ten years.

     Intangible assets are evaluated periodically, and adjusted if necessary, when events or other circumstances indicate that a permanent decline in value below the carrying amount has occurred.

  [8] Accounting for Impairment of Long-Lived Assets

     In fiscal year 1998 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company reviewed its long-lived assets based on expected future cash flows and determined that there was an impairment of such assets. Accordingly, the Company recorded a charge to operations of approximately $4,225,000 (See Note D).

  [9] Income taxes

     The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets or liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amounts expected to be realized.

  [10] Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, the deferred tax asset valuation allowance and the useful life of excess of purchase price over fair value of net assets acquired. Actual results could differ from those estimates.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

  [11] Net Income Per Share

     On March 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", which establishes new standards for computing and presenting earnings per share and simplifies previously issued accounting standards related to earnings per share. SFAS 128 has replaced the concept of "primary" with "basic" and the concept of "fully-diluted" with "diluted".

     The basic calculation is determined by dividing net income (loss) attributable to common shares outstanding (the basic numerator) by the weighted average number of common shares outstanding (the basic denominator) during the period.

     The diluted calculation is determined by adjusting the basic numerator to add back the after tax amount of interest recognized in the period associated with potentially issued common shares and for any other changes in income or loss that would result from the assumed conversion or exercise of potentially issued common shares. Additionally, the basic denominator is increased to include the additional number of common shares that would be outstanding if the potentially issued common shares had been issued, if dilutive. Potentially issued common shares, consisting of options, warrants and convertible notes are not included in this calculation where the effect of the inclusion would be antidilutive. The treasury stock method is used to reflect the dilutive effect of outstanding options and warrants.

     SFAS 128 requires restatement of prior periods, however, the application of SFAS 128 for the fiscal year ended March 31, 1997, had no impact.

  [12] Recently issued accounting pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 defines the concept of "comprehensive income" and establishes the standards for reporting comprehensive income. Comprehensive income is defined to include net income or (loss), as currently recorded, as well as unrealized gains and losses on available-for-sale securities, foreign currency translation adjustments and certain other items not included in the statement of operations. SFAS 130 also sets forth requirements on how comprehensive income should be presented as part of an issuer's financial statements. The Company is currently assessing how it will disclose comprehensive income in its financial statements. The adoption of SFAS 130 will not affect the Company's earnings (losses), liquidity or capital resources.

     In June 1997, FASB issued Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosure About Segments of an Enterprise and Related Information", which defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. The Company is currently assessing the manner in which it will disclose the required information.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which will become effective for financial statements for fiscal year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company is currently applying the guidance in SOP 98-1.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No.133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities", requiring the recognition of all derivatives as either assets or liabilities on the balance sheet and measure the derivatives at fair value. The Company is currently assessing the effect, if any, of this pronouncement.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

  [13] Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivables, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturity, the carrying amount of the Company's debt also approximates fair value at March 31, 1998.

  [14] Reclassifications

     Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

(NOTE C) -- ACQUISITIONS

  [1] Metropolitan Respirator Service, Inc.

     On May 10, 1997, the Company acquired 68% of the outstanding shares of MRS. MRS was incorporated on April 15, 1974. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes ("Promissory Notes") with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Notes holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Notes and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty percent (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes and accrued interest may be converted into a maximum of 897,000 shares of common shares of the Company (See Note F).

     At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of Company's common stock, the Note Holder shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights of executive officers.

     Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,487,000 consisting of $1,300,000 in cash, 300,000 shares of common shares of the Company with a value of $1,087,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly.

     The Company also incurred direct transaction costs amounting to approximately $311,000.

     Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. The Company entered into three-year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a noncompeti-

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY tive provision covering the term of the agreement plus one year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company that runs through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, who at the time was President and Chief Executive Officer of the Company.

     The purchase price has been allocated to the assets and liabilities assumed based on their estimated fair values as follows:

     Purchase Price:

Cash........................................................    $ 4,100,000
Issuance of notes payable...................................      3,066,000
Common stock................................................      1,314,000
Costs of acquisition........................................        311,000
                                                                -----------
  Total.....................................................    $ 8,791,000
                                                                ===========

     Allocation:

Current assets..............................................    $ 3,771,000
Rental equipment............................................        434,000
Property and equipment......................................        181,000
Other assets................................................        947,000
Excess of purchase price over fair value of net assets
  acquired..................................................      6,527,000
Customer list...............................................        225,000
Non compete covenant........................................        360,000
Current liabilities.........................................     (3,431,000)
Long term liabilities.......................................       (223,000)
                                                                -----------
  Total.....................................................    $ 8,791,000
                                                                ===========

     Unaudited pro forma summary of data for the fiscal years ended March 31, 1998 and 1997, assuming the acquisition of MRS had taken place on April 1, 1996, is as follows:

                                                                    YEAR ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
Net revenues............................................    $20,102,000    $20,538,000
Net (loss) income.......................................    $(6,299,000)   $   437,000
Net (loss) income per common share -- basic and
  diluted...............................................    $     (0.95)   $      0.07

  [2] Adam Health Care Equipment Corp.

     In April 1993, the Company purchased certain assets and the business of Adam for $1,500,000. The Company paid $150,000 at the execution of purchase agreement and $300,000 at the closing. $1,000,000 of the balance was to be paid in equal quarterly installments evidenced by promissory notes with interest at 6% per annum and a final payment due March 15, 1995. The remaining $50,000 would be paid following the completion of a full Medicare billing cycle.

     In 1993, the Company commenced an action against Adam and its principals arising out the acquisition of certain assets of Adam by the Company in April 1993.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

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

(NOTE D) -- IMPAIRMENT OF LONG LIVED ASSETS

     The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

     The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operations. This evaluation resulted in a charge of approximately $4,225,000 to the excess of purchase price over fair value of net assets acquired. Also, this evaluation led the Company to determine that the remaining amortization period for the excess of purchase price over fair value of net assets acquired should be reduced from 30 to 20 years.

(NOTE E) -- PROVISION FOR DOUBTFUL ACCOUNTS

     In fiscal year 1998, the Company recorded a provision for doubtful accounts of $1,853,000, including write-offs of approximately $979,000. Management's decision to write off certain receivables relate principally to its' determination that recovery of the receivables were unlikely and that the additional costs of collection would not prove to be economically beneficial.

(NOTE F) -- CONVERSION OF NOTES PAYABLE

     On March 1, 1998, Messrs. Louis Rocco and Donald Fargnoli, officers of the Company and former owners of MRS, who were issued Promissory Notes by the Company in the amounts of $1,302,000 and $1,176,000, respectively, surrendered their Promissory Notes (See Note C). In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with Messrs. Rocco and Fargnoli receiving 293,056 shares and 264,750 shares, respectively and cash payments of $73,000 and $66,000, respectively. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly. Messrs. Rocco and Fargnoli will receive monthly payments of $10,000 and $9,000, respectively. On May 8, 1998, Mr. Fargnoli resigned from his positions with the Company and entered into a Consulting Agreement for a term of two years expiring on May 9, 2000, for a fee of $55,000 per year.

(NOTE G) -- INITIAL PUBLIC OFFERING

     On October 18, 1996 the Company completed an initial public offering of 1,495,000 units, each consisting of one share of common stock and one Class A warrant at a price of $5.20 per unit. The offering resulted in net proceeds of approximately $6,115,000. The Company used the proceeds of the offering for the repayment of approximately $255,000 of loans payable to a director and former stockholders; repayment of 8% promissory notes in the aggregate principal amount of approximately $937,000 plus accrued interest of approximately $39,000; repayment of note payable -- bank of $200,000 and accrued interest of approximately $1,000 and repayment of notes payable to suppliers of approximately $649,000.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

(NOTE H) -- ACCOUNTS RECEIVABLE

     Accounts receivable at March 31, 1998 consists of the following:

Billed receivables..........................................    $ 4,950,000
Unbilled receivables........................................      1,830,000
Other receivables...........................................        227,000
                                                                -----------
                                                                  7,007,000
Less allowance for doubtful accounts........................     (1,401,000)
                                                                -----------
                                                                $ 5,606,000
                                                                ===========

     Unbilled receivables represent delivered products or services rendered as of March 31, 1998 which will be billed when the Company obtains the physician's written prescription. Management evaluates the adequacy of the allowance based on the specific payor and general economic conditions including the aging of the account and the nature of the payor (private or government agencies).

(NOTE I) -- PROPERTY AND EQUIPMENT

     Property and equipment at March 31, 1998 consists of the following:

Machinery and Equipment.....................................    $  299,000
Software....................................................       408,000
Furniture and Fixtures......................................        93,000
Delivery Vehicles...........................................       182,000
Leasehold Improvements......................................       319,000
                                                                ----------
                                                                 1,301,000
Less accumulated depreciation and amortization..............      (236,000)
                                                                ----------
                                                                $1,065,000
                                                                ==========

     Included in property and equipment is approximately $308,000 of assets acquired under capital leases. At March 31, 1998, the accumulated depreciation of these assets is approximately $60,000.

(NOTE J) -- EMPLOYEE BENEFIT PLANS

  [1] Defined Benefit Plan:

     MRS sponsors a noncontributory defined benefit pension plan covering all non-union employees. The plan calls for benefits to be paid to eligible employees at retirement based primarily upon years of service with MRS and compensation rates near retirement. Contributions to the plan reflect benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consist primarily of government securities. On October 15, 1997 the board of directors of MRS voted to freeze the plan effective as of the aforemented date and to terminate as soon as practicable. MRS expects to distribute lump distributions of approximately $1,228,000 in the second quarter of fiscal year 1999, pending regulatory approval.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

     A summary of the plan's funded status and the amounts recognized in the accompanying balance sheet at March 31, 1998 follows:

Actuarial present value of benefit obligation:
  Vested benefits...........................................    $ 1,116,000
  Nonvested benefits........................................         53,000
                                                                -----------
Accumulated benefit obligation..............................      1,169,000
                                                                -----------
Projected benefit obligation................................     (1,169,000)
Plan assets at fair value...................................        984,000
                                                                -----------
Unfunded excess of projected benefit obligation over plan
  assets....................................................       (185,000)
Unrecorded net loss from past experience different from that
  assumed and effects of changes in assumptions.............         72,000
Deferred transition loss....................................         13,000
Additional liability........................................        (85,000)
                                                                -----------
Accrued pension liability...................................       (185,000)
                                                                -----------
Pension expense includes the following components:
  Service cost-benefits earned during period................    $    58,000
  Interest cost on projected benefit obligation.............         61,000
  Actual return on plan assets..............................        (45,000)
  Amortization of unrecognized net asset....................        (13,000)
                                                                -----------
  Net periodic pension expense..............................    $    61,000
                                                                ===========

     The actuarial assumption used in accounting for the plan were as follows:

Weighted average discount rate..............................    5% per annum
Weighted average rate of compensation increase..............    3% per annum
Weighted expected long-term rate of refund on plan assets...    7% per annum

  [2] Defined Contribution Plan

     On February 27, 1998, Community Care Services, Inc. 401(k) Plan ("CCS 401(k) Plan") became effective. Subsequent to February 1998, the assets of Metropolitan Respiratory Service Inc. Profit Sharing Plan were transferred to the CCS 401(k) Plan. The CCS 401(k) Plan allows employees to contribute a portion of their pretax and/or after tax income in accordance to specified guidelines. The Company matches a percentage of the employee contributions up to a certain limits. Such matching contribution aggregated $15,000 for the fiscal year ended March 31, 1998.

(NOTE K) -- LEASES

     The Company is obligated under long-term non-cancelable operating and capital leases for premises and equipment expiring in various years through 2002. In addition to the basic rental on one of the premises, the lease provides for increases for real estate taxes.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

     Future minimum lease payments are as follows:

                                                             CAPITAL
YEARS ENDED MARCH 31,                                         LEASE      OPERATING LEASE
---------------------                                        --------    ---------------
  1999.....................................................  $175,000       $119,000
  2000.....................................................   106,000        132,000
  2001.....................................................    68,000         99,000
  2002.....................................................     9,000              0
                                                             --------       --------
Total minimum lease payments...............................   358,000       $350,000
                                                                            --------
Less amounts representing interest.........................   (51,000)
                                                             --------
Present value of minimum lease payments....................  $307,000
                                                             --------

     The rent expense was $302,000 and $115,000 for the years ended March 31, 1998 and 1997.

(NOTE L) -- LONG TERM DEBT

  [1] Note Payable -- Bank

     On March 14, 1997, the Company obtained a $4,000,000 line of credit from The Bank of New York ("BONY"), which is evidenced by a promissory note. In July 1997, BONY notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal investigation of the Company is completed (See Note A [3] -- Investigation by U.S. Department of Justice). On January 12, 1998, BONY notified the Company that it had increased the line of credit by $300,000 to $2,800,000. As of May 31, 1998, the Company had drawn down $2,500,000, leaving availability of $300,000 under the line of credit.

Note payable to BONY, collateralized by all assets of the
  Company, bearing interest at the prime rate (8.5% at March
  31, 1998), payable on demand..............................    $2,403,000
                                                                ----------

  [2] Notes payable

SUPPLIERS
Payable at monthly intervals through December 1998,
  unsecured, with interest at 9.0%..........................  $   333,000
Payable at monthly intervals through June 1999, collaterized by all assets of the Company, subordinate to Note
  Payable -- Bank with interest at 10.5%....................      864,000
OTHER
Notes payable -- Adam Health Care Equipment Corp.,
  collateralized by certain assets, subordinate to Note
  Payable -- Bank bearing interest at 9%, payable in monthly
  principal payments of $23,000.............................      591,000
Notes payable in connection with acquisition of MRS,
  accruing interest at a rate of 6%, $100,000 is due May
  1998, $393,000 due January 1999 and $338,000 due January
  2000 (See Note C for conversion terms)....................      831,000
Credit line -- Tokai Financial Services, Inc. (See Note
  O)........................................................       21,000
                                                              -----------
  Total Debt................................................  $ 2,640,000
  Less Current Portion......................................   (1,865,000)
                                                              -----------
  Long Term Portion.........................................  $   775,000
                                                              -----------

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

     Future principal payments of long-term debt are as follows:

1999...................................................    $1,865,000
2000...................................................       750,000
2001...................................................        25,000
                                                           ----------
                                                           $2,640,000
                                                           ----------

(NOTE M) -- STOCKHOLDERS' EQUITY

  [1] Common Stock

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

     In October 1996, the Company completed its initial public offering (See Note G).

     In May 1997, the Company issued 362,243 shares of its common stock valued at $1,314,000, in connection with its acquisition of MRS (See Note C).

     In March 1998, the Company issued 557,806 shares of its common stock valued at approximately $2,198,000, in connection with the conversion of Promissory Notes (See Note F).

     The following table summarizes the amount of Common Stock reserved for issuance at March 31, 1998:

Stock Option Plan...........................................      853,000
Shares reserved for conversion of Promissory Notes..........      137,400
Warrants issued in exchange for common shares...............    2,883,332
Warrants issued with 8% note payable........................    1,275,000
Warrants issued with Initial Public Offering................    1,495,000
Underwriters' warrants......................................      130,000
                                                                ---------
          Total Common Stock Reserved for Issuance..........    6,773,732
                                                                ---------

  [2] Warrants

     Each Class A warrant, referred to in the second paragraph of Note M [1] above, entitles its holder, commencing two years from October 1996, to purchase one share of common stock at an exercise price of $6.00 per share. The warrants expire on October 17, 2003, seven years after October 1996.

     The warrants are redeemable by the Company at a price of $.05 per redeemable warrant, commencing two years from the Effective Date and prior to their expiration, on 30 days prior written notice to the registered holder of the Class A warrants, providing the closing high bid price per share of the common stock, or the last sale price per share if listed on a national exchange for a period of 20 consecutive trading days ending not more than three days prior to the date of any redemption notice equals or exceeds at least $8.00, subject to adjustment, for the Class A warrants. The warrants are exercisable until the close of the business day preceding the date fixed for redemption. In addition, subject to the rules of the NASD, the Company has agreed to engage Maidstone Financial Inc. as warrant solicitation agent, in connection with which it would be entitled to a 8% fee upon exercise of the warrants.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

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

  [3] Underwriters' Warrant

     In connection with its initial public offering, the Company sold to its underwriters, for $10, an underwriters' warrant to purchase 130,000 shares of common stock and/or 130,000 Class A warrants. The underwriters' warrant is exercisable for a four-year period commencing one year from October 1996 and entitles the underwriters to purchase each share of common stock or warrant covered thereby at an exercise price equal to 165% of the offering price per share, $8.42, of common stock or warrant, subject to adjustment in certain events. The underwriters' warrant may not be sold, transferred, assigned or hypothecated except to officers of the underwriters or members of the selling group of any officer or partner of any member of the selling group. The price is payable for the securities upon exercise of the underwriters' warrant and the number of securities underlying the underwriters' warrant are subject to adjustment to prevent dilution.

     The following table summarizes the Class A Warrants outstanding at March 31, 1998:

Warrants issued in exchange for common shares...............  $6.00    2,883,332
Warrants issued with 8% note payable........................  $7.50    1,275,000
Warrants issued with Initial Public Offering................  $6.00    1,495,000
Underwriters' warrants......................................  $8.42      130,000
                                                              -----    ---------
Total Class A Warrants Outstanding..........................           5,783,332
                                                                       ---------

  [4] Preferred Stock

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

  [5] Stock Option Plan

     The Company's 1996 Stock Option Plan, as amended, (the "Plan") authorizes the granting of stock options to officers, employees, directors and consultants of the Company or any of its subsidiaries to purchase aggregate of not more than 853,000 shares of the Company's common stock. As of the date hereof, options to purchase an aggregate of 95,500 shares of common stock have been granted and options to purchase 6,000 shares have been canceled. An option to purchase an aggregate of 763,500 shares of common stock are available for grant under the Plan.

     The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period and other provisions of such options. The options granted will be exercisable on the second anniversary date of the grant.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

     Options granted to employees might be either incentive stock options ("ISOs") under the Internal Revenue Code or non-ISOs. The Board may determine the exercise price, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Company's common stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. The Company does not expect the exercise price of non-ISOs to be less than fair market value.

     Additional information with respect to options issued to employees under the plan is summarized as follows:

                                            YEAR ENDED                     YEAR ENDED
                                          MARCH 31, 1998                 MARCH 31, 1997
                                    ---------------------------    ---------------------------
                                               WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                    OPTIONS     EXERCISE PRICE     OPTIONS     EXERCISE PRICE
                                    -------    ----------------    -------    ----------------
Outstanding at April 1,...........  31,500          $4.97               0
Granted...........................  62,000           3.55          33,500          $4.97
Exercised.........................
Canceled..........................  (4,000)          4.76          (2,000)          5.10
                                    ------          -----          ------          -----
Outstanding at March 31,..........  89,500          $4.32          31,500          $4.97
                                    ------                         ------
Exercisable at March 31,..........       0                              0
                                    ------                         ------
Weighted average fair value of
  options granted.................                  $2.44                          $3.77
                                                    -----                          -----

     The following table summarizes information about stock options granted to employees at March 31, 1998:

                               WEIGHTED AVERAGE
                                  REMAINING
   RANGE OF        NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE
EXERCISE PRICE   OUTSTANDING      (IN YEARS)       EXERCISE PRICE
--------------   -----------   ----------------   ----------------
    $5.10          22,500            8.50              $5.10
     4.37           5,000            8.75               4.37
     4.00          45,500            9.11               4.00
     2.38          16,500            9.17               2.38
                   ------
                   89,500
                   ------

     The Company applies APB No. 25 and related Interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for its stock option grants. The effect of applying Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", on 1998 and 1997 pro forma net loss and income, respectively, as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things: (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based upon the fair value at the grant dates for awards consistent with the methodology prescribed under SFAS No. 123, the

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

Company's net (loss) income and (loss) earnings per share would have been the proforma amounts indicated as follows:

                                                       YEAR ENDED MARCH 31,
                                                      -----------------------
                                                         1998          1997
                                                      -----------    --------
Net Income (Loss)
  As reported.......................................  $(5,551,000)   $330,000
  Proforma..........................................  $(5,674,000)   $309,000
Net Income (Loss) per share
  As reported.......................................  $     (0.84)   $   0.06
  Proforma..........................................  $     (0.86)   $   0.06

     The fair value of each stock option grant is estimated on the date of grant using Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997 as indicated follows:

                                                              1998     1997
                                                              -----    -----
Dividend yield..............................................   0%          0%
Volatility..................................................       .6       .6
Risk free interest rate.....................................   5.55%       6.35%
Expected life...............................................  10          10

(NOTE N) -- CONCENTRATION OF RISK:

     Revenues from principal sources was as follows:

                                                                YEAR ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Medicaid....................................................   30.7%    31.2%
Medicare....................................................   30.0%    28.4%
Private insurance and other non government agencies.........   39.3%    40.4%
                                                              -----    -----
Total.......................................................  100.0%   100.0%
                                                              =====    =====

     The percentage of accounts receivable is as follows:

                                                               AT MARCH 31,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
Medicaid....................................................   18.0%    22.5%
Medicare....................................................   37.3%    28.6%
Private insurance and other non governmental agencies.......   44.7%    48.9%
                                                              -----    -----
Total.......................................................  100.0%   100.0%
                                                              =====    =====

     The Company derives the majority of its revenue from reimbursements by third-party payors, typically invoicing and collecting payments directly from the third-party payor.

     During the fiscal years ended March 31, 1998 and March 31, 1997, the Company's five largest sources of referral accounted for approximately 41% and 74%, of the Company's total net revenues, respectively.

     During the fiscal year ended March 31, 1998, the Company purchased approximately $2,713,000 of product and supply from two vendors. These purchases represent 39.8% of the total purchases of product and

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY supply. At March 31, 1998 the Company has note and trade payables with such vendors of approximately $2,629,000.

     Reimbursements can be influenced by the financial instability of private third-party payors and the budget pressures and cost shifting by governmental payors. A reduction in coverage or reimbursement rates by third-party payors could have a material adverse effect on the Company's results of operations.

     The Company must comply and is subject to extensive federal and state regulations in connection with its participation in Medicaid and Medicare. Like other Medicaid and Medicare providers, it is subject to governmental audits and other reviews and investigations related to Medicaid and Medicare reimbursement claims. It is also subject to various fraud and abuse laws that are designed to maintain the integrity of the Medicare and Medicaid programs (See Note A [3]).

(NOTE O) -- COMMITMENTS

     In March 1998, the Company entered into an agreement to finance a new computer system with Tokai Financial Services, Inc. ("Tokai"). The agreement allows the Company to draw down $600,000 under a line of credit. Tokai has capped the line at $480,000 until the federal investigation, as described in Note A [3] is resolved. Once the $480,000 is drawn down under the line of credit, it will then be converted into a master lease agreement payable over forty eight months. The line of credit and master lease agreement bear interest at 11.6%. The interest rate is computed on a floating rate of 6.5% above the two-year U.S. Treasury Bill. The two-year U.S. Treasury Bill rate at March 31, 1998 was 5.1%. As of March 31,1998, $21,000 has been drawn down under the line of credit. The line of credit is collaterized by a lien on all of the Company's assets, subordinate to prior lienholders.

(NOTE P) -- INCOME TAXES

     The provision for income taxes for the fiscal years ended March 31 consist of the following:

                                                               YEAR ENDED MARCH 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
Current
  Federal...................................................  $ (682,000)   $206,000
  State and local...........................................    (413,000)     72,000
                                                              ----------    --------
  Total current.............................................  (1,095,000)    278,000
                                                              ----------    --------
Deferred
  Federal...................................................     608,000           0
  State and local...........................................     528,000           0
                                                              ----------    --------
  Total deferred............................................   1,136,000           0
                                                              ----------    --------
Provision for income taxes..................................  $   41,000    $278,000
                                                              ==========    ========

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

     The difference between the provision for income taxes and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                               YEAR ENDED MARCH 31,
                                                              -----------------------
                                                                 1998          1997
                                                              -----------    --------
Provision (benefit) for federal income taxes at statutory
  rate of 34%...............................................  $(1,873,000)   $207,000
State income provision (benefit), net of federal effect.....     (707,000)     70,000
Non deductible items, primarily goodwill....................    1,856,000       7,000
Increases in valuation allowance............................      979,000           0
Utilization of net operating loss...........................     (268,000)          0
Other.......................................................       54,000      (6,000)
                                                              -----------    --------
Provision for income taxes..................................  $    41,000    $278,000
                                                              ===========    ========

     The net deferred tax assets and liabilities at March 31, consists of the following:

                                                                   AT MARCH 31,
                                                              ----------------------
                                                                 1998         1997
                                                              ----------    --------
Deferred tax assets:
  Allowance for doubtful accounts...........................  $  561,000    $      0
  Inventory allowance.......................................      49,000           0
  Accrued liabilities.......................................     257,000           0
  Federal and state net operating loss carryforwards........     648,000           0
  Financial depreciation in excess of tax depreciation......      13,000      (9,000)
  Financial amortization in excess of tax amortization......      80,000           0
                                                              ----------    --------
Total deferred tax assets, before valuation allowance.......   1,608,000      (9,000)
  Less: Valuation allowance.................................    (979,000)          0
                                                              ----------    --------
Net deferred tax assets.....................................  $  629,000    $ (9,000)
                                                              ==========    ========

     The valuation allowance has been provided against the deferred tax assets to reduce them to an amount that will more likely than not be realized.

     As of March 31, 1998, the Company has approximately $1,620,000 of net operating loss carryforwards available, expiring in 2013.

     The Internal Revenue Service has informed MRS that its 1995 tax return is under audit. No accrual has been made in the financial statements for any potential liability since the outcome of the audit is uncertain. However, management believes that the outcome of the audit will not have a material effect on the financial position and results of operations of the Company.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
 3.01    Certificate of Incorporation*
 3.02    By-Laws*
 3.03    Certificate of Amendment to Certificate of Incorporation*
 3.04    Certificate of Amendment to Certificate of Incorporation*
 3.05    Certificate of Amendment to Certificate of Incorporation*
 3.06    Certificate of Amendment to Certificate of Incorporation*
 4.01    Specimen Certificate representing the Common Stock, Par
         value $.01 per share.*
10.01    1996 Stock Option Plan (Amended)*
10.02    Form of Stock Option Agreement*
10.03    Form of Employment Agreement to be entered into between the
         Company and Alan T. Sheinwald*
10.04    Form of Employment Agreement to be entered into between the
         Company and Allan Goldfeder*
10.07    Lease dated January 1, 1996 by and between the Company and
         Petrillo Realty Development Corporation*
10.08    Form of Warrant Agreement*
10.09    Form of Conversion Agreement*
10.10    Form of Financial Advisory and Investment Banking Agreement
         between Maidstone Financial, Inc. and the Company*
10.11    Stock Purchase Agreement among Community Care Services,
         Inc., as Buyer, and Donald Fargnoli, Louis Rocco and Saverio
         D. Burdi, as Sellers, dated May 10, 1997 (Incorporated by
         reference to Exhibit 2.1 to the Company's Current Report on
         Form 8-K dated May 14, 1997) (The Company has requested
         confidential treatment for a portion of this Exhibit).
10.12    Stock Purchase Agreement among Community Care Services,
         Inc., as Buyer, and Jack Prince, as Seller, dated May 10,
         1997 (Incorporated by reference to Exhibit 2.2 to the
         Company's Current Report on Form 8-K dated May 14, 1997).
10.13    Non-negotiable Promissory Note of Community Care Services,
         Inc. issued to Donald Fargnoli dated May 10, 1997
         (Incorporated by reference to Exhibit 2.3 to the Company's
         Current Report on Form 8-K dated May 14, 1997).
10.14    Non-negotiable Promissory Note of Community Care Services,
         Inc. issued to Louis Rocco dated May 10, 1997 (Incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 14, 1997).
10.15    Employment Agreement between the Company and Saverio D.
         Burdi dated May 10, 1997
10.16    Employment Agreement between the Company and Donald Fargnoli dated May 10, 1997
10.17    Employment Agreement between the Company and Louis Rocco
         dated May 10, 1997
10.18    Employment Agreement between the Company and Wade Wilson
         dated May 10, 1997
10.19    Letter Agreement between the Company and Donald Fargnoli
         dated March 1, 1998
10.20    Letter Agreement between the Company and Louis Rocco dated
         March 1, 1998
10.21    Amendment No. 1 to Employment Agreement between the Company and Donald Fargnoli dated March 1, 1998
10.22    Amendment No. 1 to Employment Agreement between the Company and Louis Rocco dated March 1, 1998
10.23    Consulting Agreement between the Company and Donald Fargnoli dated May 9, 1998
10.24    Letter Agreement between the Company and Donald Fargnoli
         dated May 9, 1998
21.01    Subsidiaries
27.01    Financial Data Schedule

---------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 16, 1996.