Form 10QSB
period 1998-06-30
COMMUNITY CARE SERVICES INC
filed 1998-08-13
CIK 1005139

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

[Mark One]

/X/ Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1998.

/ / Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________to__________

Commission file number 333-1700

                          COMMUNITY CARE SERVICES, INC
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

                                 Yes /x/ No / /

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documented and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.

                                 Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,145,049

Transitional Small Business Disclosure Format (check one):

                                 Yes /x/ No / /

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                       FIRST QUARTER REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I. FINANCIAL INFORMATION

         Item I. Financial Statements

                  Condensed Consolidated Balance Sheets at
                  June 30, 1998 (unaudited) and March 31, 1998                 2

                  Condensed Consolidated Statements of Operations for
                  the Three Months Ended June 30,1998(unaudited) and
                  1997(unaudited)                                              3

                  Condensed Consolidated Statements of Cash Flows for
                  the Three Months Ended June 30, 1998(unaudited) and
                  1997(unaudited)                                            4-5

                  Notes to Condensed Consolidated Financial Statements      6-11

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12-17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     18
Item 2. Changes in Securities                                                 18
Item 3. Defaults Upon Senior Securities                                       18
Item 4. Submission of Matters to a Vote of Security Holders                   18
Item 5. Other Information                                                     18
Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                            AT                  AT
                                                                                         JUNE 30,            MARCH 31,
                                                                                           1998                1998
                                                                                       ------------        ------------
                                                                                        (UNAUDITED)
   ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                          $    129,000        $    276,000
    Accounts receivable, net of allowance for doubtful
       accounts of $1,614,000 and $1,401,000                                              5,390,000           5,606,000
    Income tax receivable                                                                   268,000             268,000
    Inventory, net                                                                          556,000             669,000
    Prepaid expenses and other current assets                                               152,000             127,000
    Deferred tax asset, net                                                                 540,000             560,000
                                                                                       ------------        ------------
                TOTAL CURRENT ASSETS                                                      7,035,000           7,506,000

Rental equipment, net                                                                     2,009,000           2,057,000
Property and equipment, net                                                               1,144,000           1,065,000
Excess of purchase price over fair value of  net assets acquired, net                     2,241,000           2,272,000
Covenants not to compete, net                                                               452,000             487,000
Accounts and customer list, net                                                             294,000             305,000
Other assets                                                                                 62,000              57,000
Deferred taxes assets, net                                                                   69,000              69,000
                                                                                       ------------        ------------
             TOTAL  ASSETS                                                             $ 13,306,000        $ 13,818,000
                                                                                       ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                               LIABILITIES
CURRENT LIABILITIES:
    Note payable - Bank                                                                $  2,500,000        $  2,403,000
    Accounts payable                                                                      2,737,000           2,820,000
    Accrued expenses                                                                        899,000           1,138,000
    Current portion of long term debt                                                     1,575,000           1,865,000
    Current portion of capital lease obligations                                            111,000             146,000
                                                                                       ------------        ------------
                TOTAL CURRENT LIABILITIES                                                 7,822,000           8,372,000

Long term portion of debt                                                                   788,000             775,000
Long term portion of capital lease obligations                                              135,000             161,000
                                                                                       ------------        ------------
                TOTAL LIABILITIES                                                         8,745,000           9,308,000
                                                                                       ------------        ------------

COMMITMENTS AND CONTINGENCIES

                           STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding  7,145,049 shares                                                 71,000              71,000
Additional paid in capital                                                                9,937,000           9,931,000
Accumulated deficit                                                                      (5,447,000)         (5,492,000)
                                                                                       ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                                4,561,000           4,510,000
                                                                                       ------------        ------------
                TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 13,306,000        $ 13,818,000
                                                                                       ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - UNAUDITED -

                                                                    FOR THE
                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                          ----------------------------
                                                             1998              1997
                                                          ----------       -----------
NET REVENUES                                              $4,432,000       $ 4,232,000
                                                          ----------       -----------
COST AND EXPENSES:
    Cost of net revenues
       Product and supply costs                            1,589,000         1,916,000
       Rental equipment depreciation                         247,000            92,000
                                                          ----------       -----------
       Cost of net revenues                                1,836,000         2,008,000

    Selling, general and administrative                    2,111,000         2,234,000
    Provision for doubtful accounts                          213,000           177,000
    Amortization of intangible assets                         99,000            91,000
                                                          ----------       -----------
    Total cost and expenses                                4,259,000         4,510,000

    OPERATING  INCOME (LOSS)                                 173,000          (278,000)

    Interest expense, net                                    108,000            32,000
                                                          ----------       -----------
    Income (loss) before provision for income taxes           65,000          (310,000)

    Provision (benefit) for income taxes                      20,000          (137,000)
                                                          ----------       -----------
NET  INCOME (LOSS)                                        $   45,000       $  (173,000)
                                                          ==========       ===========
Per share data:

    Net income (loss) per common share:
        Basic and diluted                                 $     0.01       $     (0.03)
                                                          ==========       ===========
    Weighted average number of shares outstanding
        Basic and diluted                                  7,145,049         6,908,943
                                                          ==========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -

                                                                              FOR THE
                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                     ----------------------------
                                                                        1998              1997
                                                                     ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $  45,000        $  (173,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization expense                              380,000            191,000
    Write off of rental equipment                                       19,000             21,000
    Provision for doubtful accounts                                    213,000            177,000
    Deferred tax asset                                                  20,000                 --
    Changes in operating assets and liabilities net of effects from Metropolitan Respirator Service, Inc. acquisition:
      Accounts receivable                                              217,000           (400,000)
      Inventory                                                        114,000             71,000
      Prepaid expenses and other current assets                        (26,000)          (141,000)
      Other assets                                                      (6,000)            40,000
      Accounts payable and accrued expenses                           (321,000)           111,000
                                                                     ---------        -----------
          Net cash provided by (used in) operating activities          655,000           (103,000)
                                                                     ---------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                     (446,000)          (132,000)
  Acquisition of property and equipment                               (125,000)          (272,000)
  Acquisition, of Metropolitan Respirator Service, Inc.                     --         (4,411,000)
                                                                     ---------        -----------
          Net cash (used in) investing activities                     (571,000)        (4,815,000)
                                                                     ---------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from promissory note                                        147,000                 --
  Proceeds of bank borrowings under credit line                        150,000          1,980,000
  Exercise of underwriters warrants                                      6,000                 --
  Repayments of credit line and term loan                              (53,000)        (1,072,000)
  Principal repayments of notes payable to suppliers                  (226,000)           (67,000)
  Repayments of former MRS stockholders notes                         (128,000)                --
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                        (71,000)           (62,000)
  Principal repayments of capital lease obligations                    (56,000)           (47,000)
                                                                     ---------        -----------
          Net cash (used in) provided by financing activities         (231,000)           732,000
                                                                     ---------        -----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                           (147,000)        (4,186,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       276,000          4,648,000
                                                                     ---------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 129,000        $   462,000
                                                                     =========        ===========

                                   (continued)

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -
                                   (CONTINUED)

                                                                                          FOR THE
                                                                                      THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               ------------------------------
                                                                                  1998               1997
                                                                               -----------        -----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                                               $   104,000        $    40,000
                                                                               -----------        -----------
        Taxes                                                                  $        --        $    40,000
                                                                               -----------        -----------
SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                                    --             24,000
       Property and equipment acquired under capital lease                           7,000            103,000
       Conversion of trade payables into notes payable                                  --            281,000
       The Company purchased Metropolitan Respirator Service, Inc.
         for $8,791,000 (including cash payments of $4,411,000)
         The purchase price was allocated to the assets and
         liabilities assumed based on their fair value as follows:
              Current assets                                                                        3,771,000
              Rental equipment                                                                        434,000
              Property, plant and equipment                                                           181,000
              Other assets                                                                            947,000
              Excess of purchase price over net assets acquired                                     6,527,000
              Customer List                                                                           225,000
              Non Compete Covenant                                                                    360,000
              Current liabilities                                                                  (3,431,000)
              Long term liabilities                                                                  (223,000)
              Promissory notes issued                                                              (3,066,000)
              Common stock issued                                                                  (1,314,000)
                                                                                                  -----------
              Cash paid to acquire Metropolitan Respirator Service, Inc.                          $ 4,411,000
                                                                                                  -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - ORGANIZATION AND BACKGROUND

         [1]      Organization

         Community Care Services, Inc., ("CCS") was incorporated in July 1992 in the State of New York. CCS and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS"), collectively, "The Company", provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sells home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey. The condensed consolidated financial statements include CCS and its wholly owned subsidiary, MRS. Intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements of the Company for the three months ended June 30, 1998 and 1997 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, the results of operations, and the cash flows for the three months ended June 30, 1998 and 1997.

         The results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 as filed with the Securities and Exchange Commission.

         [2] Investigation by U.S. Department of Justice and New York State Department of Health

         On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and then Chief Operating Officer and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State. If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fines of up to $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes related to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subjected to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the Department of Justice criminal investigation and has incurred legal expenses related thereto of $23,000 for the three months ended June 30, 1998 and $301,000 for the fiscal year ended March 31, 1998.

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

         As discussed in Note B, upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company.

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

         On May 8, 1998 Mr. Fargnoli resigned as a director, Vice President and Secretary of the Company.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         [4]      Net Income Per Share

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

         [5]      Reclassifications and Use of Accounting Estimates

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, other asset valuation allowances and certain liabilities. Management periodically reevaluates the estimates inherent in certain financial statement amounts and may adjust accordingly. Actual results could differ from these estimates.

(NOTE B) - ACQUISITIONS

         [1]      Metropolitan Respirator Service, Inc.

         On May 10, 1997, the Company acquired 68% of the outstanding shares of MRS. MRS was incorporated on April 15, 1974. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, of Promissory Notes ("Promissory Notes") with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest is payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, the Promissory Notes holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Notes and the accrued interest thereon

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes and accrued interest may be converted into a maximum of 897,000 shares of common shares of the Company.

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

         Upon the closing of the MRS acquisition, Donald Fargnoli was appointed to the Company's Board of Directors, Mr. Fargnoli and Louis Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. The Company entered into three-year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's Incentive Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a noncompetitive provision covering the term of the agreement plus one-year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company that runs through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Wilson is the brother-in-law of Alan T. Sheinwald, who at the time was President and Chief Executive Officer of the Company.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The purchase price has been allocated to the assets and liabilities assumed based on their estimated fair values as follows:

Purchase Price:
         Cash                                                                  $ 4,100,000
         Issuance of notes payable                                               3,066,000
         Common stock                                                            1,314,000
         Costs of acquisition                                                      311,000
                                                                               -----------
                  Total                                                        $ 8,791,000
                                                                               ===========
Allocation:
         Current assets                                                        $ 3,771,000
         Rental equipment                                                          434,000
         Property and equipment                                                    181,000
         Other assets                                                              947,000
         Excess of purchase price over fair value of net assets acquired         6,527,000
         Customer list                                                             225,000
         Non compete covenant                                                      360,000
         Current liabilities                                                    (3,431,000)
         Long term liabilities                                                    (223,000)
                                                                               -----------
                  Total                                                        $ 8,791,000
                                                                               ===========

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Unaudited pro forma summary of data for the three months ended June 30, 1997, assuming the acquisition of MRS had taken place on April 1, 1997, is as follows:

Net revenues                                                        $ 5,230,000
Net (loss) income                                                   $  (451,000)
Net (loss) income per common share - basic and diluted              $     (0.06)

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART 1 - ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         From time to time the Company may publish forward-looking statements related to such matters as anticipated financial performance and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These statements are typically identified by the inclusion of phrases such as "the Company anticipates," "the Company believes", "Management believes", and other phrases of similar meaning. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company is subject to significant external factors which could significantly impact its business, including changes in Medicare, Medicaid, and private pay reimbursement, government fraud and abuse initiatives and other such factors which are beyond the control of the Company. Certain of these factors are discussed herein. These factors, as well as future changes in reimbursement and changes in interpretations of regulations, could cause future results to differ materially from historical trends and management's current expectations.

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

         If it is determined in the investigations by the U.S. Department of Justice and the New York Department of Health, that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

         The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The results for the three months ended June 30, 1998 reflect the reduction for the aforementioned Medicare reimbursement rates as compared to the three months ended June 30, 1997 which does not reflect the reductions since they did not go into effect until January 1, 1998.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

         NET REVENUES - Net revenues increased by approximately $200,000 or 4.7% to $4,432,000 for the three months ended June 30, 1998 from $4,232,000 for the three months ended June 30, 1997. This increase was primarily due to the acquisition of MRS in May 1997 and having the results of MRS in the quarter for the full period reported for the three months ended June 30, 1998.

         COST OF NET REVENUES - Cost of net revenues decreased by approximately $172,000 or 8.6% to $1,836,000 for the three months ended June 30, 1998 from $2,008,000 for the three months ended June 30, 1997. Cost of net revenues decreased as a percentage of net revenues to 41.4% for the three months ended June 30, 1998 from 47.4% for the three months ended June 30, 1997. This decrease in cost of net revenues as a percentage of net revenues for the year ended March 31, 1998 is primarily attributable to the change in the mix of net revenues and the MRS acquisition, which enhanced the ability of the Company to procure products at more competitive prices since the Company has a greater market share and is able to negotiate better pricing with extended credit terms with its major vendors.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $123,000 or 5.5% to $2,111,000 for the three months ended June 30, 1998 from $2,234,000 for the three months ended June 30, 1997, and also decreased as a percentage of net revenues to 47.6% from 52.8%. The reduction in selling, general and administrative expenses is primarily attributable to decreases in operating expenses relating to the consolidation of operations, reduction of personnel and having the results of MRS in the quarter for the full period reported for the three months ended June 30, 1998.

         For the three months ended June 30, 1998 and 1997, the Company incurred approximately $23,000 and $178,000, respectively, of legal expenses related to the investigation by the U. S. Department of Justice (See Note A[2]).

         OPERATING INCOME (LOSS) - The Company generated operating income of approximately $173,000 for the three months ended June 30, 1998 as compared to an operating loss of $278,000 for the three months ended June 30, 1997.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         INTEREST EXPENSE, NET - Interest expense, net increased by approximately $76,000 to $ 108,000 for the three months ended June 30, 1998 from $32,000 for the three months ended June 30, 1997. This increase was due to an increase in outstanding indebtedness related to the Company's line of credit with the Bank of New York, notes payable to vendors, and notes issued to Adam and to former MRS stockholders (See Note B).

         NET (LOSS) INCOME - The Company had a net income of approximately $45,000 for the three months ended June 30, 1998 as compared with net loss of $173,000 for the three months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficiency of approximately $787,000 at June 30, 1998 from a working capital deficiency of $866,000 at March 31, 1998. The current ratio remained constant at .90 at June 30, 1998 and March 31, 1998.

         Net cash provided by operating activities was approximately $655,000 for the three months ended June 30, 1998 compared with net cash used in operating activities of approximately $103,000 for the three months ended June 30, 1997. The increase of approximately $758,000 was primarily attributable to the decreases in accounts payable and accrued expenses, inventory and accounts receivable.

         Net cash used in investing activities was approximately $571,000 for the three months ended June 30, 1998, compared with approximately $4,815,000 for the three months ended June 30, 1997. The decrease of approximately $4,244,000 is primarily attributable to the acquisition of MRS in the three months ended June 30, 1997 offset by increases in rental equipment and property and equipment in the three months ended June 30, 1998.

         Net cash used in financing activities was approximately $231,000 for the three month ended June 30, 1998, compared with net cash provided by financing activities of approximately $732,000 for the three months ended June 30, 1997. The decrease of approximately $963,000 was primarily attributable to an increase in repayments under the Company's credit line, payments to former MRS stockholders, Adam, supplier notes, and capital lease obligations.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Recently there has been consolidation within the New York Metropolitan area in the industry in which the Company operates. Such recent consolidation may limit the Company's ability to maintain or increase its market share and could materially adversely affect its business, results of operations and financial condition.

         The Company currently has a $2,800,000 line of credit with the Bank of New York with interest payable at the prime rate. As of June 30, 1998, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed. Subsequently, on January 12, 1998, the credit line was increased by $300,000 to $2,800,000

         The Company believes that internally generated funds will provide sufficient liquidity and enable it to meet its currently foreseeable working capital requirements for at least the next twelve months. However, the Company may need to obtain additional financing to continue its operations. There can be no assurance that additional financings will be available if and when needed by, or on terms acceptable to, the Company. Potential sources for any such financings have not yet been identified. Furthermore, as indicated above, if in connection with the Federal Investigation, the Company is found to have engaged in criminal wrongdoing and/or is terminated as a Medicaid and Medicare provider, it would have a material adverse effect on the Company's business, results of operations and financial condition, and the Company may not be able to continue as a going concern.

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

         In June 1997, FASB issued Statement of Financial Accounting Standards No.131 ("SFAS 131") "Disclosure About Segments of an Enterprise and Related Information", which defines the criteria by which an issuer is to determine the number and nature of its "operating segments" and sets forth the financial information that is required to be disclosed about such operating segments. The Company is currently assessing the manner in which it will disclose the required information.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by December 31, 1998. The total remaining cost of the Year 2000 modifications is estimated at $1,115,000 and is being funded by a credit line. To date, the Company has incurred costs of $519,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART II-OTHER INFORMATION

         ITEM 1 - LEGAL PROCEEDINGS

         Information concerning legal matters in incorporated by reference from
         Part I, Note A[2] of Notes to the Condensed Consolidated Financial Statements.

         ITEM 2 - CHANGES IN SECURITIES

         None

         ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

         ITEM 5 - OTHER INFORMATION

         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

         None

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of August 1998.

                                            COMMUNITY CARE SERVICES, INC
                                      -----------------------------------------
                                                    (Registrant)

                                                /s/ Saverio D. Burdi
                                      -----------------------------------------
                                                  Saverio D. Burdi,
                                               Chief Operating Officer

                                                   /s/ Joel Quall
                                      -----------------------------------------
                                                     Joel Quall,
                                               Chief Financial Officer
                                      Principal Financial & Accounting Officer