Form 10QSB
period 1998-09-30
COMMUNITY CARE SERVICES INC
filed 1998-11-16
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

 [Mark One]

 X   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
---  of 1934
For the quarterly period ended September 30, 1998.

     Transition report under Section 13 or 15 (d) of the Securities Exchange Act --- of 1934
For the transition period from __________to__________

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                      SECOND QUARTER REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL
INFORMATION

   Item I. Financial Statements

         Condensed Consolidated Balance Sheets at
         September 30, 1998 (unaudited) and March 31,                          2
         1998

         Condensed Consolidated Statements of
         Operations for the Three and Six Months Ended
         September 30,1998(unaudited) and                                      3
         1997(unaudited)

         Condensed Consolidated Statements of Cash
         Flows for the Six Months Ended September 30,
         1998(unaudited)  and 1997(unaudited)                                4-5

         Notes to Condensed Consolidated Financial                           6-9
         Statements

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10-15


PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                  16

   Item 2. Changes in Securities                                              16

   Item 3. Defaults Upon Senior Securities                                    16

   Item 4. Submission of Matters to a Vote of Security Holders                16

   Item 5. Other Information                                                  16

   Item 6. Exhibits and Reports on Form 8-K                                   16


Signatures                                                                    17

         COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
             CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        AT                 AT
                                                                   SEPTEMBER 30,        MARCH 31,
                                                                       1998               1998
                                                                   -------------      ------------
                                                                    (UNAUDITED)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                       $    517,000       $    276,000
   Accounts receivable,net of allowance for doubtful
      accounts of $1,831,000 and $1,401,000                           5,024,000          5,606,000
   Income tax receivable                                                   --              268,000
   Inventory, net                                                       617,000            669,000
   Prepaid expenses and other current assets                            211,000            127,000
   Deferred tax asset, net                                              513,000            560,000
                                                                   ------------       ------------
               TOTAL CURRENT ASSETS                                   6,882,000          7,506,000

Rental equipment, net                                                 2,110,000          2,057,000
Property and equipment, net                                           1,267,000          1,065,000
Excess of purchase price over fair value of
   net assets acquired, net                                           2,221,000          2,272,000
Covenants not to compete, net                                           416,000            487,000
Accounts and customer list, net                                         284,000            305,000
Other assets                                                             65,000             57,000
Deferred taxes assets, net                                               69,000             69,000
                                                                   ------------       ------------

          TOTAL  ASSETS                                            $ 13,314,000       $ 13,818,000
                                                                   ============       ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

                          LIABILITIES
CURRENT LIABILITIES:
   Note payable - Bank                                             $  2,500,000       $  2,403,000
   Accounts payable                                                   2,837,000          2,820,000
   Accrued expenses                                                   1,069,000          1,138,000
   Current portion of long term debt                                  1,326,000          1,865,000
   Current portion of capital lease obligations                         106,000            146,000
                                                                   ------------       ------------
               TOTAL CURRENT LIABILITIES                              7,838,000          8,372,000

Long term portion of debt                                               724,000            775,000
Long term portion of capital lease obligations                          160,000            161,000
                                                                   ------------       ------------
               TOTAL LIABILITIES                                      8,722,000          9,308,000
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES

                     STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
   issued and outstanding  7,145,049 shares                              71,000             71,000
Additional paid in capital                                            9,944,000          9,931,000
Accumulated deficit                                                  (5,423,000)        (5,492,000)
                                                                   ------------       ------------
               TOTAL STOCKHOLDERS' EQUITY                             4,592,000          4,510,000
                                                                   ------------       ------------

               TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY         $ 13,314,000       $ 13,818,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - Unaudited -

                                                                  FOR THE                          FOR THE
                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                        ----------------------------      ----------------------------
                                                            1998             1997             1998             1997
                                                        -----------      -----------      -----------      -----------
NET REVENUES                                            $ 4,433,000      $ 5,005,000      $ 8,865,000      $ 9,238,000
                                                        -----------      -----------      -----------      -----------

COST AND EXPENSES:
   Cost of net revenues
      Product and supply costs                            1,629,000        1,433,000        3,218,000        3,350,000
      Rental equipment depreciation                         154,000          373,000          401,000          465,000
                                                        -----------      -----------      -----------      -----------

      Cost of net revenues                                1,783,000        1,806,000        3,619,000        3,815,000

   Selling, general and administrative                    2,185,000        2,787,000        4,296,000        5,021,000
   Provision for doubtful accounts                          217,000          101,000          430,000          278,000
   Amortization of intangible assets                        100,000          114,000          199,000          205,000
                                                        -----------      -----------      -----------      -----------
   Total cost and expenses                                4,285,000        4,808,000        8,544,000        9,319,000

   OPERATING  INCOME (LOSS)                                 148,000          197,000          321,000          (81,000)

   Interest expense,net                                     106,000          147,000          214,000          179,000
                                                        -----------      -----------      -----------      -----------

   Income (loss) before provision for income taxes           42,000           50,000          107,000         (260,000)

   Provision (benefit) for income taxes                      18,000           22,000           38,000         (115,000)
                                                        -----------      -----------      -----------      -----------

NET  INCOME (LOSS)                                           24,000           28,000           69,000         (145,000)
                                                        ===========      ===========      ===========      ===========

Per share data :

   Net income (loss) per common share:
       Basic and diluted                                $      0.00      $      0.00      $      0.01      $     (0.02)
                                                        ===========      ===========      ===========      ===========

   Weighted average number of shares outstanding          7,145,049        7,421,900        7,145,049        7,166,823
                                                        ===========      ===========      ===========      ===========
       Basic and diluted


  The accompanying notes are an intergral part of these condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - Unaudited -

                                                                               FOR THE
                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                    -----------------------------
                                                                        1998              1997
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    69,000       $  (145,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
   Depreciation and amortization expense                                670,000           670,000
   Write off of rental equipment                                         37,000            22,000
   Provision for doubtful accounts                                      430,000           278,000
   Deferred tax asset                                                    38,000              --
   Non cash compensation                                                  9,000              --
    Changes in operating assets and liabilities net of effects from Metropolitan Respirator Service, Inc. acquisition:
      Accounts receivable                                               152,000        (1,009,000)
      Inventory                                                          52,000            (8,000)
      Prepaid expenses and other current assets                         184,000          (396,000)
      Other assets                                                       (8,000)           51,000
      Accounts payable and accrued expenses                             (52,000)          833,000
    Income tax payable                                                     --             203,000
                                                                    -----------       -----------
          Net cash provided by operating activities                   1,581,000           499,000
                                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                      (466,000)         (495,000)
  Acquisition of property and equipment                                (289,000)         (354,000)
  Acquisition, of Metropolitan Respirator Service, Inc.                    --          (4,411,000)
                                                                    -----------       -----------
          Net cash (used in) investing activities                      (755,000)       (5,260,000)
                                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from promissory note                                         223,000              --
  Proceeds of bank borrowings under credit line                         150,000         1,980,000
  Exercise of underwriters warrants                                       6,000              --
  Repayments of credit line and term loan                               (53,000)       (1,072,000)
  Principal repayments of notes payable to suppliers                   (515,000)          (67,000)
  Repayments of former MRS stockholders notes                          (156,000)             --
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                        (142,000)         (118,000)
  Principal repayments of capital lease obligations                     (98,000)         (186,000)
                                                                    -----------       -----------
          Net cash (used in) provided by financing activities          (585,000)          537,000
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    241,000        (4,224,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        276,000         4,648,000
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   517,000       $   424,000
                                                                    ===========       ===========


                                   (continued)

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - Unaudited -
                                  (continued)


                                                                                                 FOR THE
                                                                                            SIX MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                      -----------------------------
                                                                                          1998              1997
                                                                                      -----------       -----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period
       Interest                                                                       $   203,000       $   130,000
                                                                                      -----------       -----------
       Taxes                                                                          $      --         $    45,000
                                                                                      -----------       -----------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
      Rental equipment acquired under capital lease                                        40,000            24,000
      Property and equipment acquired under capital lease                                  20,000           103,000
      Conversion of trade payables into notes payable                                        --             281,000
      The Company purchased Metropolitan Respirator Service, Inc. for $8,791,000
        (including cash payments of $4,411,000) The purchase price was allocated to the assets and and liabilities assumed based on their fair value as follows:

          Current assets                                                                                  3,771,000
          Rental equipment                                                                                  434,000
          Property, plant and equipment                                                                     181,000
          Other assets                                                                                      947,000
          Excess of purchase price over net assets acquired                                               6,527,000
          Customer List                                                                                     225,000
          Non Compete Covenant                                                                              360,000
          Current liabilities                                                                            (3,431,000)
          Long term liabilities                                                                            (223,000)
                                                                                                        -----------
                                                                                                          8,791,000
          Less:
          Promissory notes issued                                                                        (3,066,000)
          Common stock issued                                                                            (1,314,000)
                                                                                                        -----------
          Cash paid to acquire Metropolitan Respirator Service, Inc.                                    $ 4,411,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - ORGANIZATION AND BACKGROUND

  [1] Organization

      Community Care Services, Inc., ("CCS") was incorporated in July 1992 in the State of New York. CCS and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS"), collectively, "The Company", provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sells home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey. The condensed consolidated financial statements include information regarding both CCS and its wholly owned subsidiary, MRS. Intercompany balances and transactions have been eliminated in consolidation.

      The condensed consolidated financial statements of the Company for the three and six months ended September 30, 1998 and 1997 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 1998, the results of operations for the three and six months ended September 30, 1998 and 1997, and the cash flows for the six months ended September 30, 1998 and 1997.

      The results of operations for the three and six months ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 as filed with the Securities and Exchange Commission.

  [2] Investigation by U.S. Department of Justice and New York State Department of Health

      On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and then Chief Operating Officer and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State. If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fines of up to $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes related to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subjected to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the Department of Justice criminal investigation and has incurred legal expenses related thereto of $37,000 for the three months ended September 30, 1998 and $301,000 for the fiscal year ended March 31, 1998.

      The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS recently was abolished as a result of recent New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report regarding the Company ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. Pursuant to DOH's process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. DOH thereafter reviewed its draft findings and recommendations and issued a final Notice. Pursuant to which DOH reduced the amount of the proposed audit recovery to $83,978. DOH has also withdrawn it's intention to exclude the Company as a provider under the New York State Medicaid program. DOH has issued an advisory to the Company that continued performance issues of the type or nature addressed in the audit could result in a severe sanction in the future.

  [3] Net Income Per Share

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

  [4] Reclassifications

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Unaudited pro forma summary of data for the six months ended September 30, 1997, assuming the acquisition of MRS had taken place on April 1, 1997, is as follows:


Net revenues                                                       $ 10,236,000
Net (loss) income                                                  $   (893,000)
Net (loss) income per common share - basic and diluted             $      (0.12)


  [2] Adam Health Care Equipment Corp.

      On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam Health Care Equipment Corp. ("Adam") and its principals and all counterclaims made by Adam against the Company. As part of the settlement the Company agreed to pay Adam the sum of $1,450,000, of which $725,000 was paid immediately, with the balance payable over a 36-month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete covering a period of five years was entered into with certain principals of Adam in exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years.


(NOTE C) - CONSULTING AGREEMENT

        On August 24, 1998, the Company entered into a six-month consulting agreement with Harris G. LeRoy II ("the consultant") to provide a strategic operating overview of the Company. Mr. LeRoy will receive $1,000 a day along with 1,000 stock options per day. The exercise price of the options is $1.31 which is the average closing price of the Company's common stock during the month of August, 1998. The options shall accumulate and be issued to the consultant upon the expiration or the earlier termination of the agreement. Fifty percent (50%) of the total number of options that the consultant is eligible to receive are guaranteed by the Company. The issuance of the remaining fifty percent (50%) of the options are subject to the discretion of the Board of Directors of the Company, which may elect to grant the consultant all, none, or a portion of such options. The Company recorded a charge to earnings of approximately $9,000 in the period ended September 30, 1998 representing the value of 10,500 options earned during such period, and will incur additional future charges to earnings.

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

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

      If it is determined in the investigations by the U.S. Department of Justice and the New York State Department of Health that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern.


MEDICAL REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

      The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and will be further reduced to seventy percent (70%) of their 1997 levels beginning

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

      The results for the six months ended September 30, 1998 reflect the reduction for the aforementioned Medicare reimbursement rates as compared to the six months ended September 30, 1997 which does not reflect the reductions since they did not go into effect until January 1, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997

      NET REVENUES - Net revenues decreased by approximately $572,000 or 11.4 % to $4,433,000 for the three months ended September 30, 1998 from $5,005,000 for the three months ended September 30, 1997. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, the reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

      COST OF NET REVENUES - Cost of net revenues decreased by approximately $23,000 or 1.3% to $1,783,000 for the three months ended September 30, 1998 from $1,806,000 for the three months ended September 30, 1997. Cost of net revenues increased as a percentage of net revenues to 40.2% for the three months ended September 30, 1998 from 36.1% for the three months ended September 30, 1997. This increase in cost of net revenues, as a percentage of net revenues, for the three months ended September 30, 1998 is primarily attributable to the change in the mix of net revenues and the decrease in the oxygen reimbursement rates resulting from the Budget Act.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $602,000 or 21.6% to $2,185,000 for the three months ended September 30, 1998 from $2,787,000 for the three months ended September 30, 1997, and also decreased as a percentage of net revenues to 49.3% from 55.7%. The reduction in selling, general and administrative expenses as a percentage of net revenues is primarily attributable to decreases in operating expenses relating to the consolidation of operations, and the reduction of personnel.

      For the three months ended September 30, 1998 and 1997, the Company incurred approximately $14,000 and $95,000 respectively, of legal expenses related to the investigation by the U. S. Department of Justice (See Note A[2]).

      OPERATING INCOME (LOSS) - The Company generated operating income of approximately $148,000 for the three months ended September 30, 1998 as compared to an operating income of $197,000 for the three months ended September 30, 1997.

      INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $41,000 to $106,000 for the three months ended September 30, 1998 from $147,000 for the three months ended September 30, 1997. This decrease was due to a lower overall outstanding debt balance as a result of the conversion of MRS stockholders notes. (See Note B).

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      NET (LOSS) INCOME - The Company had a net income of approximately $24,000 for the three months ended September 30, 1998 as compared with net income of $28,000 for the three months ended September 30, 1997.

SIX MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1997

      NET REVENUES - Net revenues decreased by approximately $373,000 or 4.0 % to $8,865,000 for the six months ended September 30, 1998 from $9,238,000 for the six months ended September 30, 1997. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, the reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

      COST OF NET REVENUES - Cost of net revenues decreased by approximately $196,000 or 5.1% to $3,619,000 for the six months ended September 30, 1998 from $3,815,000 for the six months ended September 30, 1997. Cost of net revenues decreased as a percentage of net revenues to 40.8% for the six months ended September 30, 1998 from 41.3% for the six months ended September 30, 1997. This decrease in cost of net revenues as a percentage of net revenues for the six months ended September 30, 1998 is primarily attributable to the change in the mix of net revenues and the decrease in the rental equipment depreciation.

      SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $725,000 or 14.4% to $4,296,000 for the six months ended September 30, 1998 from $5,021,000 for the six months ended September 30, 1997, and also decreased as a percentage of net revenues to 48.5% from 54.4%. The reduction in selling, general and administrative expenses is primarily attributable to decreases in operating expenses relating to the consolidation of operations and the reduction of personnel.

      For the six months ended September 30, 1998 and 1997, the Company incurred approximately $37,000 and $273,000, respectively, of legal expenses related to the investigation by the U. S. Department of Justice (See Note A[2]).

      OPERATING INCOME (LOSS) - The Company generated operating income of approximately $321,000 for the six months ended September 30, 1998 as compared to an operating loss of $81,000 for the six months ended September 30, 1997.

      INTEREST EXPENSE, NET - Interest expense, net increased by approximately $35,000 to $214,000 for the six months ended September 30, 1998 from $179,000 for the three months ended September 30, 1997. This increase was due to an increase in outstanding indebtedness related to the Company's line of credit with the Bank of New York, notes payable to vendors, and notes issued to Adam and to former MRS stockholders (See Note B).

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      NET (LOSS) INCOME - The Company had a net income of approximately $69,000 for the six months ended September 30, 1998 as compared with net loss of $145,000 for the six months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased to a deficiency of approximately $957,000 at September 30, 1998 from a working capital deficiency of $866,000 at March 31, 1998. The current ratio decreased slightly t0 .88 at September 30, 1998 from .90 at March 31, 1998.

      Net cash provided by operating activities was approximately $1,581,000 for the six months ended September 30, 1998 compared with net cash provided by operating activities of approximately $499,000 for the six months ended September 30, 1997. The increase of approximately $1,082,000 was primarily attributable to the decreases in accounts payable and accrued expenses, prepaid expenses and other current assets, and accounts receivable.

      Net cash used in investing activities was approximately $755,000 for the six months ended September 30, 1998, compared with approximately $5,260,000 for the six months ended September 30, 1997. The decrease of approximately $4,505,000 is primarily attributable to the acquisition of MRS in the six months ended September 30, 1997 offset by decreases in additions of rental equipment and property and equipment in the six months ended September 30, 1998.

      Net cash used in financing activities was approximately $585,000 for the six months ended September 30, 1998, compared with net cash provided by financing activities of approximately $537,000 for the six months ended September 30, 1997. The decrease of approximately $1,122,000 was primarily attributable to an increase in repayments to former MRS stockholders, Adam, and supplier notes, in conjunction with decreases in credit line borrowings and repayments.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      The Company currently has a $2,500,000 line of credit with the Bank of New York with interest payable at the prime rate. As of September 30, 1998, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company was resolved. Subsequently, on October 22, 1998, the bank reconfirmed the cap on the credit line with the Company at $2,500,000.

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

INFLATION

      The Company has not experienced large increases in either the cost of supplies or operating expenses due to inflation. Because of restrictions by government and private medical insurance programs and the pressures to contain the growth in the costs of such programs, the Company bears the risk that reimbursement rates set by such programs will not keep pace with inflation. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Medical Reimbursement for Oxygen Therapy Services").

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

      The Company is in the process of assessing the impact of the Year 2000 issue on its information technology systems and devices that contain embedded microprocessors to operate. The Company plans to complete this assessment by January 31, 1999.

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

      The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by March 31, 1999. The total cost of the Year 2000 modifications is estimated at $1,115,000 and is being funded by a credit line. To date, the Company has incurred costs of $679,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

      None

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

      None

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

      ITEM 5 - OTHER INFORMATION

      The Company's Chief Financial Officer and Secretary, Joel Quall resigned effective October 23, 1998. Elia Guarneri, the Company's Corporate Controller has been appointed to serve as the Interim Chief Financial Officer.

      On October 5, 1998 the Company terminated the employment of Wade Wilson Senior Vice President, Operations Systems. Mr. Wilson is continuing to provide consultant services on a per diem basis.

      ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8K

      None

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                   SIGNATURES


      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of November 1998.



                                     COMMUNITY CARE SERVICES, INC
                                    -------------------------------
                                             (Registrant)

                                         /s/ Saverio D. Burdi
                                    -------------------------------
                                           Saverio D. Burdi,
                                        Chief Operating Officer

                                         /s/ Elia C. Guarneri
                                    -------------------------------
                                    Interim Chief Financial Officer
                                       and Principal Financial &
                                          Accounting Officer