Form 10QSB
period 1998-12-31
COMMUNITY CARE SERVICES INC
filed 1999-02-16
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

[Mark One]

  X  Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act
----
of 1934 For the quarterly period ended December 31, 1998.

-----Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ---------- to ---------

Commission file number  333-1700

                          COMMUNITY CARE SERVICES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                        New York                           13-3677548
                  -----------------------               -----------------
                 (State or other Jurisdiction            (I.R.S. Employer
                Incorporation or Organization).         Identification No.)


                                18 Sargent Place
                          Mount Vernon, New York 10550
                           (Issuer's Telephone Number)

                                (914) 665-9050

                                      NONE
                                    -------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                     Report)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,145,049
                                          -----------
Transitional Small Business Disclosure Format (check one):

Yes   x     No
   -----      -----

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                       THIRD QUARTER REPORT ON FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I. FINANCIAL INFORMATION

             Item I. Financial Statements

                     Condensed Consolidated Balance Sheets at
                     December 31, 1998 (unaudited) and March 31, 1998                          2

                     Condensed Consolidated Statements of Operations for the
                     Three and Nine Months Ended December 31,1998 (unaudited)
                     and 1997 (unaudited)
                                                                                               3

                     Condensed Consolidated Statements of Cash Flows for the
                     Nine Months Ended December 31, 1998 (unaudited) and 1997
                     (unaudited)                                                             4-5

                     Notes to Condensed Consolidated Financial Statements                   6-11

             Item 2. Management's Discussion and Analysis of Financial Condition and
                     Results of  Operations                                                12-17

PART II. OTHER INFORMATION

             Item 1. Legal Proceedings                                                        18
             Item 2. Changes in Securities                                                    18
             Item 3. Defaults Upon Senior Securities                                          18
             Item 4. Submission of Matters to a Vote of Security Holders                      18
             Item 5. Other Information                                                        18
             Item 6. Exhibits and Reports on Form 8-K                                         18

Signatures                                                                                    19

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                              AT               AT
                                                                         DECEMBER 31,       MARCH 31,
                                                                             1998             1998
                                                                         ------------     ------------
                                                                         (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                            $    287,000     $    276,000
    Accounts receivable,net of allowance for doubtful
       accounts of $1,802,000 and $1,401,000                                4,350,000        5,606,000
    Income tax receivable                                                          --          268,000
    Inventory, net                                                            560,000          669,000
    Prepaid expenses and other current assets                                 206,000          127,000
    Deferred tax asset, net                                                   486,000          560,000
                                                                         ------------     ------------
              TOTAL CURRENT ASSETS                                          5,889,000        7,506,000

Rental equipment, net                                                       2,195,000        2,057,000
Property and equipment, net                                                 1,426,000        1,065,000
Excess of purchase price over fair value of  net assets acquired, net       2,191,000        2,272,000
Covenants not to compete, net                                                 381,000          487,000
Accounts and customer list, net                                               273,000          305,000
Other assets                                                                   63,000           57,000
Deferred taxes assets, net                                                     69,000           69,000
                                                                         ------------     ------------

              TOTAL  ASSETS                                              $ 12,487,000     $ 13,818,000
                                                                         ============     ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

                                              LIABILITIES
CURRENT LIABILITIES:
    Note payable - Bank                                                  $  2,500,000     $  2,403,000
    Accounts payable                                                        2,749,000        2,820,000
    Accrued expenses                                                          518,000        1,138,000
    Current portion of long term debt                                       1,234,000        1,865,000
    Current portion of capital lease obligations                              108,000          146,000
                                                                         ------------     ------------
              TOTAL CURRENT LIABILITIES                                     7,109,000        8,372,000

Long term portion of debt                                                     611,000          775,000
Long term portion of capital lease obligations                                142,000          161,000
                                                                         ------------     ------------
              TOTAL LIABILITIES                                             7,862,000        9,308,000
                                                                         ------------     ------------

COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding  7,145,049 shares                                   71,000           71,000
Additional paid in capital                                                  9,951,000        9,931,000
Accumulated deficit                                                        (5,397,000)      (5,492,000)
                                                                         ------------     ------------
              TOTAL STOCKHOLDERS' EQUITY                                    4,625,000        4,510,000
                                                                         ------------     ------------

              TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                $ 12,487,000     $ 13,818,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - UNAUDITED -

                                                                 FOR THE                           FOR THE
                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               DECEMBER 31,                     DECEMBER 31,
                                                       ----------------------------     ----------------------------
                                                           1998            1997             1998            1997
                                                       ------------    ------------     ------------    ------------
NET REVENUES                                           $  4,398,000    $  5,017,000     $ 13,263,000    $ 14,254,000
                                                       ------------    ------------     ------------    ------------

COST AND EXPENSES:
    Cost of net revenues
       Product and supply costs                           1,527,000       1,458,000        4,746,000       4,808,000
       Rental equipment depreciation                        168,000         296,000          569,000         761,000
                                                       ------------    ------------     ------------    ------------

       Cost of net revenues                               1,695,000       1,754,000        5,315,000       5,569,000

    Selling, general and administrative                   2,156,000       2,336,000        6,452,000       7,357,000
    Provision for doubtful accounts                         291,000       1,122,000          721,000       1,400,000
    Amortization of intangible assets                       100,000         145,000          299,000         350,000
    Provision for impairment of long lived assets                --       4,813,000               --       4,813,000
                                                       ------------    ------------     ------------    ------------

    Total cost and expenses                               4,242,000      10,170,000       12,787,000      19,489,000

    OPERATING  INCOME (LOSS)                                156,000      (5,153,000)         476,000      (5,235,000)

    Interest expense,net                                     93,000         133,000          307,000         311,000
                                                       ------------    ------------     ------------    ------------

    Income (loss) before provision for income taxes          63,000      (5,286,000)         169,000      (5,546,000)

    Provision (benefit) for income taxes                     36,000        (616,000)          74,000        (730,000)
                                                       ------------    ------------     ------------    ------------

NET  INCOME (LOSS)                                     $     27,000    $ (4,670,000)    $     95,000    $ (4,816,000)
                                                       ============    ============     ============    ============

Per share data :

    Net income (loss) per common share:
        Basic and diluted                              $       0.00   ($       0.71)    $       0.01   ($       0.74)
                                                       ============    ============     ============    ============

    Weighted average number of shares outstanding
        Basic and diluted                                 7,145,049       6,587,243        7,145,049       6,535,870
                                                       ============    ============     ============    ============




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -

                                                                                             FOR THE
                                                                                        NINE MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                   ---------------------------
                                                                                       1998            1997
                                                                                   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                $    95,000     $(4,816,000)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization expense                                              996,000       1,111,000
    Write off of rental equipment                                                       54,000          31,000
    Provision for doubtful accounts                                                    721,000       1,400,000
    Provision for impairment of long lived assets                                           --       4,813,000
    Deferred tax asset                                                                  74,000              --
    Non cash compensation                                                               15,000              --
    Changes in operating assets and liabilities net of effects from Metropolitan Respirator Service, Inc. acquisition:
      Accounts receivable                                                              535,000      (1,251,000)
      Inventory                                                                        109,000         164,000
      Prepaid expenses and other current assets                                        189,000        (686,000)
      Other assets                                                                      (6,000)         61,000
      Accounts payable and accrued expenses                                           (691,000)        430,000
                                                                                   -----------     -----------
          Net cash provided by operating activities                                  2,091,000       1,257,000
                                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                                     (699,000)       (720,000)
  Acquisition of property and equipment                                               (211,000)       (447,000)
  Acquisition, of Metropolitan Respirator Service, Inc.                                     --      (4,411,000)
                                                                                   -----------     -----------
          Net cash (used in) investing activities                                     (910,000)     (5,578,000)
                                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from promissory note                                                         74,000              --
  Proceeds of bank borrowings under credit line                                        150,000       1,980,000
  Exercise of underwriters warrants                                                      6,000              --
  Repayments of credit line and term loan                                              (53,000)     (1,072,000)
  Principal repayments of notes payable to suppliers                                  (812,000)       (110,000)
  Repayments of former MRS stockholders notes                                         (184,000)             --
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                                       (212,000)       (189,000)
  Principal repayments of capital lease obligations                                   (139,000)       (286,000)
                                                                                   -----------     -----------
          Net cash (used in) provided by financing activities                       (1,170,000)        323,000
                                                                                   -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    11,000      (3,998,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       276,000       4,648,000
                                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   287,000     $   650,000
                                                                                   ===========     ===========


                                   (continued)

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -
                                   (CONTINUED)


                                                                                      FOR THE
                                                                                 NINE MONTHS ENDED
                                                                                    DECEMBER 31,
                                                                            ---------------------------
                                                                                1998            1997
                                                                            -----------     -----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
       Interest                                                             $   288,000     $   201,000
                                                                            -----------     -----------
       Taxes                                                                $    14,000     $    45,000
                                                                            -----------     -----------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                            115,000          24,000
       Property and equipment acquired under capital lease                      307,000         113,000
       Conversion of trade payables into notes payable                               --       1,381,000
       The Company purchased Metropolitan Respirator Service, Inc.
         for $8,791,000 (including cash payments of $4,411,000)
         The purchase price was allocated to the assets and
         liabilities assumed based on their fair value as follows:

              Current assets                                                                  3,771,000
              Rental equipment                                                                  434,000
              Property, plant and equipment                                                     181,000
              Other assets                                                                      947,000
              Excess of purchase price over net assets acquired                               6,527,000
              Customer List                                                                     225,000
              Non Compete Covenant                                                              360,000
              Current liabilities                                                            (3,431,000)
              Long term liabilities                                                            (223,000)
                                                                                            -----------
                                                                                              8,791,000
              Less:
              Promissory notes issued                                                        (3,066,000)
              Common stock issued                                                            (1,314,000)
                                                                                            -----------
              Cash paid to acquire Metropolitan Respirator Service, Inc.                    $ 4,411,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - ORGANIZATION AND BACKGROUND

     [1] Organization

         Community Care Services, Inc., ("CCS") was incorporated in July 1992 in the State of New York. CCS and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS") (collectively, "The Company"), provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sell home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey. The condensed consolidated financial statements include information regarding both CCS and its wholly owned subsidiary, MRS. Intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements of the Company for the three and nine months ended December 31, 1998 and 1997 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1998, the results of operations for the three and nine months ended December 31, 1998 and 1997, and the cash flows for the nine months ended December 31, 1998 and 1997.

         The results of operations for the three and nine months ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998 as filed with the Securities and Exchange Commission.

     [2] Investigation by U.S. Department of Justice and New York State Department of Health

         On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and then Chief Operating Officer and the Company itself are targets of a Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving Medicare, to provide healthcare services outside of New York State. If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fines of up to $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes related to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subjected to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the Department of Justice criminal investigation and has incurred legal expenses related thereto of $58,000 for the nine months ended December 31, 1998 and $301,000 for the fiscal year ended March 31, 1998.

         The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS was abolished as a result of New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report regarding the Company ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. Pursuant to DOH's process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. DOH thereafter reviewed its draft findings and recommendations and issued a final Notice. Pursuant to which DOH reduced the amount of the proposed audit recovery to $83,978. DOH has also withdrawn its intention to exclude the Company as a provider under the New York State Medicaid program. DOH has issued an advisory to the Company that continued performance issues of the type or nature addressed in the audit could result in a severe sanction in the future. As a further development, the Company has agreed to surrender its Medicaid provider number, in favor of conducting its Medicaid business through MRS. During the forth quarter of fiscal year 1999 the Company will be transferring the majority of its Medicaid business to MRS. The Company has been advised by the DOH that the effective date of the surrender of the Company Medicaid provider number is March 1,1999. The Company has been further advised by DOH that the MRS Medicaid provider number will continue in full force and effect.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Unaudited pro forma summary data for the nine months ended December 31, 1997, assuming the acquisition of MRS had taken place on April 1, 1997, is as follows:


Net revenues                                                       $ 15,252,000
Net (loss) income                                                  $ (5,564,000)
Net (loss) income
per common share - basic and diluted                               $      (0.75)


     [2] Adam Health Care Equipment Corp.

         On April 14, 1997, the Company entered into a Settlement Agreement and Release discharging its lawsuit against Adam Health Care Equipment Corp. ("Adam") and its principals and all counterclaims made by Adam against the Company. As part of the settlement the Company agreed to pay Adam the sum of $1,450,000, of which $725,000 was paid immediately, with the balance payable over a 36-month period, bearing interest at the rate of 9% per annum. Additionally, a new covenant not to compete covering a period of five years was entered into with certain principals of Adam in exchange for $250,000, of which $125,000 was paid immediately and the balance is payable over three years. As of December 31, 1998 the outstanding balance of the note is approximately $378,000.

(NOTE C) - IMPAIRMENT OF LONG LIVED ASSETS

         In December 1997 the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS #121) "Accounting for Impairment of Long Lived Assets". The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates will be reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

         The Company analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operations. This evaluation resulted in a charge to the excess of purchase price over fair value of net assets acquired in the period ended December 31, 1997. Also, this evaluation led the Company to determine that the remaining amortization period for the goodwill should be reduced from 30 to 20 years.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(NOTE D) - PROVISION FOR DOUBTFUL ACCOUNTS

         During the third quarter of fiscal year 1998 the Company recorded a provision for doubtful accounts of $1,400,000, including write-offs of approximately $979,000. Management's decision to write off certain receivables relate principally to its' determination that recovery of the receivable were unlikely and that the additional costs of collections would not prove to be economically beneficially.


(NOTE E) - CHANGES IN EXECUTIVE OFFICERS

         On October 5, 1998 the Company terminated the employment of Wade Wilson Senior Vice President Operations Systems. Mr. Wilson is continuing to provide consultant services on a per diem basis.

         The Company's Chief Financial Officer and Secretary, Joel Quall resigned effective October 23, 1998. Elia Guarneri, the Company's Corporate Controller was appointed to serve as the Interim Chief Financial Officer.

         On February 11, 1999 the Company appointed Elia Guarneri as its Chief Financial Officer.


(NOTE F) - CONSULTING AGREEMENT

         On August 24, 1998, the Company entered into a six-month consulting agreement with Harris G. LeRoy II ("the consultant") to provide a strategic operating overview of the Company. Mr. LeRoy will receive $1,000 a day along with 1,000 stock options per day. The exercise price of the options is $ 1.31, which is the average closing price of the Company's common stock during the month of August, 1998. The options shall accumulate and be issued to the consultant upon the expiration or the earlier termination of the agreement. Fifty percent (50%) of the total number of options that the consultant is eligible to receive are guaranteed by the Company. The issuance of the remaining fifty percent (50%) of the options are subject to the discretion of the Board of Directors of the Company, which may elect to grant the consultant all, none, or a portion of such options. The Company recorded a charge to earnings of approximately $15,000 in the nine month period ended December 31, 1998, representing the value of 35,500 options earned during such period. Also, the Company paid cash compensation expense of approximately $101,000 in the nine period ended December 31, 1998. The Company will incur additional future charges to earnings as a result of the consulting agreement.


(NOTE G) - COMMITMENTS

         In March 1998, the Company entered into an agreement to finance a new computer system with Tokai Financial Services, Inc. ("Tokai"). The agreement allowed the Company to draw down $600,000 under a credit line, Tokai initially capped the line at $480,000 until the federal investigation is resolved. Once the $480,000 is drawn down under the credit line, it will then be converted into a

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

master lease agreement payable over forty eight months. The credit line and master lease agreement bears interest at 11.6%. The interest rate is computed on a floating rate of 6.5% above the two-year U.S. Treasury Bill. The two-year U.S. Treasury Bill rate at March 31, 1998 was 5.1%. As of December 31,1998, $300,000 has been drawn down under the credit line. The line is secured by a lien on all of the Company's assets, subordinate to prior lienholders. On January 25, 1999 Tokai notified the Company that the line of credit was capped at $300,000.

         In October 1998, the Company applied for advance payment relief money under the VIPS Medicare System ("VMS"). As a result the Company received approximately $74,000 from the VMS program. The advance payment was based on undue delays in processing claims. In December 1998, Medicare notified the Company that the number of aged unprocessed claims had been reduced and the advance payment must be recouped. The Company applied for a six month installment payment plan on the advance. Medicare accepted the six month installment plan in January 1999. The payments of approximately $13,000 will begin on February 5,1999 and will be completed in July 1999.

         In December 1999, the Company entered into an eighteen month equipment note from one of its suppliers for approximately $61,000 with an interest rate of 9.0%. The note contains a six month payment deferral with the first monthly payments of $3,600 due in July 99. The note will be paid in full in December 2000.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

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

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

         If it is determined in the investigations by the U.S. Department of Justice and the New York State Department of Health, that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern.


MEDICAL REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and has been further reduced to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


         The results for the nine months ended December 31, 1998 reflect the reduction for the aforementioned Medicare reimbursement rates as compared to the nine months ended December 31, 1997 which does not reflect the reductions since they did not go into effect until January 1, 1998.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

         NET REVENUES - Net revenues decreased by approximately $619,000 or 12.3% to $4,398,000 for the three months ended December 31, 1998 from $5,017,000 for the three months ended December 31, 1997. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, the reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

         COST OF NET REVENUES - Cost of net revenues decreased by approximately $59,000 or 3.4% to $1,695,000 for the three months ended December 31, 1998 from $1,754,000 for the three months ended December 31, 1997. Cost of net revenues increased as a percentage of net revenues to 38.5% for the three months ended December 31, 1998 from 34.9% for the three months ended December 31, 1997. This increase in cost of net revenues, as a percentage of net revenues, for the three months ended December 31, 1998 is primarily attributable to the change in the mix of net revenues and the decrease in the oxygen reimbursement rates resulting from the Budget Act.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $180,000 or 7.7% to $2,156,000 for the three months ended December 31, 1998 from $2,336,000 for the three months ended December 31, 1997, and however increased as a percentage of net revenues to 49.0% from 46.6%. The reduction in selling, general and administrative expenses is primarily attributable to decreases in operating expenses relating to the consolidation of operations, and the reduction of personnel.

         For the three months ended December 31, 1998 and 1997, the Company incurred approximately $21,000 and $16,000 respectively, of legal expenses related to the investigation by the U. S. Department of Justice (See Note A[2]).

         OPERATING INCOME (LOSS) - The Company generated operating income of approximately $156,000 for the three months ended December 31, 1998 as compared to an operating loss of $5,153,000 for the three months ended December 31, 1997.

         INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $40,000 to $93,000 for the three months ended December 31, 1998 from $133,000 for the three months ended December 31, 1997. This decrease was due to a lower overall outstanding debt balance as a result of the conversion of MRS stockholders notes. (See Note B).

         NET (LOSS) INCOME - The Company had a net income of approximately $27,000 for the three months ended December 31, 1998 as compared with net loss of $4,670,000 for the three months ended December 31, 1997.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


NINE MONTHS ENDED DECEMBER 31, 1998 VERSUS NINE MONTHS ENDED DECEMBER 31, 1997

         NET REVENUES - Net revenues decreased by approximately $991,000 or 7.0% to $13,263,000 for the nine months ended December 31, 1998 from $14,254,000 for the nine months ended December 31, 1997. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, the reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

         COST OF NET REVENUES - Cost of net revenues decreased by approximately $254,000 or 4.6% to $5,315,000 for the nine months ended December 31, 1998 from $5,569,000 for the nine months ended December 31, 1997. Cost of net revenues increased as a percentage of net revenues to 40.1% for the nine months ended December 31, 1998 from 39.1% for the nine months ended December 31, 1997. This increase in cost of net revenues as a percentage of net revenues for the nine months ended December 31, 1998 is primarily attributable to the change in the mix of net revenues, the reductions in the oxygen reimbursements rates and having the results of MRS for the full period reported.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $905,000 or 12.3% to $6,452,000 for the nine months ended December 31, 1998 from $7,357,000 for the nine months ended December 31, 1997, and also decreased as a percentage of net revenues to 48.7% from 51.6%. The reduction in selling, general and administrative expenses is primarily attributable to decreases in operating expenses relating to the consolidation of operations and the reduction of personnel.

         For the nine months ended December 31, 1998 and 1997, the Company incurred approximately $58,000 and $289,000, respectively, of legal expenses related to the investigation by the U. S. Department of Justice (See Note A[2]).

         OPERATING INCOME (LOSS) - The Company generated operating income of approximately $476,000 for the nine months ended December 31, 1998 as compared to an operating loss of $5,235,000 for the nine months ended December 31, 1997.

         INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $4,000 to $307,000 for the nine months ended December 31, 1998 from $311,000 for the nine months ended December 31, 1997. This decrease was due to a decrease in outstanding indebtedness related to notes payable to vendors, and notes issued to Adam and to former MRS stockholders (See Note B).

         NET (LOSS) INCOME - The Company had a net income of approximately $95,000 for the nine months ended December 31, 1998 as compared with net loss of $4,816,000 for the nine months ended December 31, 1997.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficiency of approximately $1,220,000 at December 31, 1998 from a working capital deficiency of $866,000 at March 31, 1998. The current ratio decreased to .83 at December 31, 1998 from .90 at March 31, 1998.

         Net cash provided by operating activities was approximately $2,091,000 for the nine months ended December 31, 1998 compared with net cash provided by operating activities of approximately $1,257,000 for the nine months ended December 31, 1997. The increase of approximately $834,000 was primarily attributable to the decreases in accounts receivable, inventory, prepaid expenses and other assets offset by decreases in accounts payable.

         Net cash used in investing activities was approximately $910,000 for the nine months ended December 31, 1998, compared with approximately $5,578,000 for the nine months ended December 31, 1997. The decrease of approximately $4,668,000 is primarily attributable to the acquisition of MRS in the nine months ended December 31, 1997.

         Net cash used in financing activities was approximately $1,170,000 for the nine months ended December 31, 1998, compared with net cash provided by financing activities of approximately $323,000 for the nine months ended December 31, 1997. The decrease of approximately $1,493,000 was primarily attributable to an increase in repayments of notes to former MRS stockholders, Adam, and supplier notes, in conjunction with net decreases in credit line borrowings and repayments.

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

         The Company currently has a $2,500,000 line of credit with the Bank of New York with interest payable at the prime rate. As of December 31, 1998, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company was resolved.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


         The Company entered into an agreement to finance a new computer system with Tokai Financial Services, Inc. ("Tokai"). The agreement allowed the Company to draw down $600,000 under a credit line, Tokai initially capped the line at $480,000 until the federal investigation is resolved. Once the $480,000 is drawn down under the credit line, it will then be converted into a master lease agreement payable over forty eight months. The credit line and master lease agreement bears interest at 11.6%. The interest rate is computed on a floating rate of 6.5% above the two-year U.S. Treasury Bill. The two-year U.S. Treasury Bill rate at March 31, 1998 was 5.1%. As of December 31,1998, $300,000 has been drawn down under the credit line. The line is secured by a lien on all of the Company's assets, subordinate to prior lienholders. On January 25, 1999 Tokai notified the Company that the line of credit was capped at $300,000.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


software and conversions to new software, the Year 2000 Issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company is in the process of assessing the impact of the Year 2000 issue on its' information technology systems and devices that contain embedded microprocessors to operate. The Company plans to complete this assessment by March 31, 1999. Additional, the Company is in the process of developing a contingency plan for the Year 2000 Issue and expects to complete the plan by the first quarter of fiscal year 2000.

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

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company plans to complete the Year 2000 project by March 31, 1999. The total cost of the Year 2000 modifications is estimated at $1,115,000 and is being funded by a credit line and from operations. To date, the Company has incurred costs of $806,000 related to the assessment of, and preliminary efforts in connection with, its Year 2000 project and the development of a remediation plan.

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

CORPORATE COMPLIANCE PROGRAM

         The complexity of the health care industry continues to increase. The laws and regulations affecting the industry and reimbursement policies vary among each individual payer. In addition to these regulations, the Company must adhere to the guidelines established by the Office of Inspector General. In order to assure that adequate systems are in place to facilitate ethical and legal conduct the Company has recently chosen to implement a Corporate Compliance Program. The first phase of the program implementation process the Company has developed and delivered a compliance-training program to all of its employees. In the second phase the Company will review all of its policies, procedures, and practices to ensure that the activities of the employees and the Company as a whole are in full compliance with relevant laws, standards, and federal reimbursement guidelines.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


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

         None

         ITEM 5 - OTHER INFORMATION

         None

         ITEM 6 - EXHIBITS AND REPORTS ON FORM 8K

         The Company filed a Current Report on Form 8-K on October 26, 1998 with respect to the resignation of the Company's Chief Financial Officer Joel Quall.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY


                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of February 1999.



                                          COMMUNITY CARE SERVICES, INC
                                      -------------------------------------
                                                  (Registrant)

                                             /s/ Saverio D. Burdi
                                      -------------------------------------
                                                 Saverio D. Burdi,
                                             Chief Operating Officer

                                             /s/ Elia C. Guarneri
                                      -------------------------------------
                                                 Elia C. Guarneri
                                      Chief Financial Officer and Principal
                                         Financial & Accounting Officer