Form 10KSB
period 1999-03-31
COMMUNITY CARE SERVICES INC
filed 1999-07-02
CIK 1005139

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED MARCH 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the transition period from _________ to _________


                         Commission file number 333-1700

                          COMMUNITY CARE SERVICES, INC.
                 (Name of small business issuer in its charter)

New York                                                     13-3677548
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or Organization                             Identification No.)

18 Sargent Place
Mount Vernon, New York                                           10550
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: 914-665-9050

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of each class     Name of each exchange on which registered
-------------------     -----------------------------------------
       N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 par value
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes /X/   No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended March 31, 1999 were $17,942,000.

The aggregate market value of issuer's voting and non-voting common equity held by non-affiliates of the issuer, computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 15, 1999 was $1,891,333.40.

On June 15, 1999, 7,217,851 shares of the registrant's $0.01 par value per share common stock were outstanding.

Transitional Small Business Disclosure Format         Yes / /   No /X/

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

      On October 18, 1996, the Company consummated an initial public offering of its securities. Pursuant to the offering, with an overallotment of 195,000 units, the Company sold 1,495,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock") at a price of $5.10 per share and 1,495,000 Class A Warrants at a price of $.10 per Warrant, each such Warrant entitling the holders thereof to purchase one share of Common Stock at an exercise price of $6.00 per share. The gross aggregate proceeds from the public offering were $7,774,000 and the net proceeds to the Company were $5,638,326.

      On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS") for a purchase price of approximately $5,993,000. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes with a face value of $2,967,000 principal amount accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to

Wade Wilson, the brother-in-law of Alan T. Sheinwald, who at the time was the President and Chief Executive Officer of the Company), and 62,243 shares of Common Stock with a value of $226,000 (See "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions"). Also on May 10, 1997, the Company purchased the remaining 32% of the outstanding shares of MRS in a separate transaction. The purchase price was approximately $2,488,000 consisting of $1,300,000 in cash, 300,000 shares of Common Stock with a value of $1,088,000 and a one year Promissory Note with a face value of $100,000 accruing interest at a rate of 6% payable quarterly.

      MRS was incorporated on April 15, 1974 and is engaged in the sale and rental of medical supplies and durable medical equipment within the New York metropolitan area. The Company has continued to operate MRS as a separate business and has treated MRS as a wholly owned subsidiary.

      On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U.S. Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare (the "Federal Investigation"). If it is determined that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties, which may include a fines of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the U.S. Department of Justice in the Federal Investigation and has incurred legal expenses related thereto of $90,000 and $301,000 in fiscal years 1999 and 1998, respectively. See "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation - Investigations by U.S. Department of Justice and New York State Department of Health".

      On May 16, 1997, the New York State Department of Social Services ("DSS"), which has subsequently been abolished and its functions assumed by the New York State Department of Health ("DOH"), issued a Draft Notice of Proposed Agency Action and Draft Audit Report regarding the Company ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the

Company as a provider under the New York State Medicaid program. Pursuant to DOH's process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. DOH thereafter reviewed its draft findings and recommendations and issued a final Notice, pursuant to which DOH reduced the amount of the proposed audit recovery to $83,978. DOH has also withdrawn its intention to exclude the Company as a provider under the New York State Medicaid program. DOH has issued an advisory to the Company that continued performance issues of the type or nature addressed in the audit could result in a severe sanction in the future. As a further development, the Company has agreed to surrender its Medicaid provider number, in favor of conducting its Medicaid business through MRS. During the fourth quarter of fiscal year 1999 the Company completed the transfer of its Medicaid business to MRS. The effective date of the surrender of the Company's Medicaid provider number was March 1, 1999. See "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation - Investigations by U.S. Department of Justice and New York State Department of Health".

      The Company and LTTR Home Care, LLC ("LTTR") executed a letter of intent effective April 6, 1999 providing for the purchase by LTTR or one of its affiliates of all of the Company's issued and outstanding Common Stock for the price of $1.20 per share, conditioned upon the successful negotiation of a definitive written agreement, which was executed on June 14, 1999 and is further described below, and the approval of the Company's shareholders. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from Alan T. Sheinwald, the Company's former President and Chief Executive Officer. Also effective April 6, 1999, Dean L. Sloane, Mary Sloane, Joshua Sloane, Craig V. Sloane and The Sloane Family Foundation executed a letter of intent pursuant to which they agreed, for a period of forty-five business days, or such earlier time as negotiations on a definitive merger agreement between LTTR and the Company terminated, not to transfer, encumber, or engage in any discussions or negotiations with respect to their shares of Common Stock.

      At the Company's annual meeting of shareholders held on April 8, 1999, Messrs. Bruce L. Ansnes and Craig V. Sloane and Dr. Bernard Kruger did not seek re-election to the Board, although their names appeared as nominees on the Proxies solicited by the Company. Three nominees proposed by Alan J. Landauer, the Managing Member of LTTR, including Mr. Landauer, Thomas C. Blum and Gary J. Spirgel, were elected to the Board of Directors, together with incumbent Directors Dean L. Sloane and Louis Rocco. At a Board of Directors meeting following the annual meeting, a Special Committee of independent members of the Board of Directors comprised of Messrs. Sloane, Spirgel and Rocco was appointed to evaluate the proposed merger and was delegated the authority to approve the transaction on behalf of the Board of Directors if it found that the transaction was fair and in the best interest of the Company. The Special Committee approved the transaction on May 19, 1999, subject to the satisfactory resolution of the remaining legal issues in the Merger Agreement, described below. On June 7, 1999, a meeting of the full

Board of Directors was held, at which time the full Board of Directors ratified the Special Committee's approval of the transaction.

      On June 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landauer Hospital Supplies, Inc. ("LHS"), a New York corporation and LHS Merger Sub, Inc., a wholly owned subsidiary of LHS ("Merger Sub"). LHS is an affiliate of LTTR and is controlled by Alan J. Landauer. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity ("the Merger"). As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. See "Management's Discussion and Analysis or Plan of Operation - Subsequent Events" and "Certain Relationships and Related Transactions - Merger Agreement."

      On June 17, 1999, the Company filed a preliminary proxy statement with the Securities and Exchange Commission soliciting shareholder approval for the proposed Merger.

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

      The primary categories of products provided by the Company (and examples of the products available in each category) are set forth below:


          Durable Medical Equipment     ("DME")
                                        -    Hospital beds
                                        -    Wheelchairs
                                        -    Walking Aids
                                        -    Bathroom safety equipment
                                        -    Patient lifts

          Disposable Medical Supplies   ("Supplies")
                                        -    Incontinent products (diapers,
                                             liners, chux)
                                        -    Wound care products (dressings and
                                             bandages for treating decubitus
                                             (bed sores and lesions), pressure
                                             sores, ulcerations, etc.)
                                        -    Nutritional products (Ensure,
                                             Sustacal, etc.)
                                        -    Diabetic products/supplies
                                        -    Ostomy supplies

                                        -    Urological supplies
                                             (catheters, etc.)
                                        -    Blood pressure products
                                        -    Skin care products

          Rehabilitation Products-      ("Rehabilitation")
                                        -    Powered operated vehicles
                                             (Includes specialized versions
                                             such as wheelchairs and
                                             scooters)
                                        -    Advanced support surfaces (low
                                             air loss beds, alternating
                                             pressure mattresses)
                                        -    Specialized seating

     Respiratory Equipment and Products ("Respiratory")
                                        -    0(2) concentrators
                                        -    Nebulizers with compressors
                                        -    Suction pumps
                                        -    Oximetry equipment
                                        -    C-PAP (Continuous positive
                                             air pressure) equipment
                                        -    Bi-PAP (Bi-level positive air
                                             pressure) equipment

      The Company provides diversified categories of products. The following table sets forth the percentage of net revenues represented by categories for the years ended March 31:

                                       1999     1998
                                      -----     -----
            DME and Supplies           54.7%     58.9%
            Rehabilitation             15.0%     15.6%
            Respiratory                30.3%     25.5%
                                      -----     -----
                                      100.0%    100.0%
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

      Generally, the fees charged by the Company for its products and supplies are covered by third party payor arrangements such as Medicaid, Medicare or private insurance. Equipment such as hospital beds, wheelchairs and patient lifters covered by Medicare is generally paid for on a rental basis over a 15-month term. In many instances, such equipment is returned to the Company prior to the 15-month term, in which case the equipment is re-conditioned and available for a new rental term. Generally, the equipment can be reconditioned for use to be available for several rental terms for a period in excess of five years. The Company receives a semi-annual maintenance payment for any equipment that is used in excess of 15 months on a per patient basis. Purchased equipment covered by Medicare is reimbursed at approved published prices. Equipment covered by Medicaid is generally sold pursuant to an approved price range or a cost plus fee basis. Insurance payors use customary and usual standards for their reimbursement terms, which are generally comparable to Medicare terms. For the fiscal year ended March 31, 1999, the average days of sales outstanding from the day of billing was 146 days from Medicare, 131 days from Medicaid and 128 days from private insurers and other non-governmental agencies, respectively. An inconsequential percentage of the Company's business is direct cash sales to customers. For the fiscal years ending March 31, 1999 and 1998, the allocation of net revenues among the Company's third party payors was approximately 34.2% and 30.0% to Medicare, 30.5% and 30.7% to Medicaid and 35.3% and 39.3% to private insurers and other non-governmental agencies, respectively.

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

      Medicaid is a combined federal-state program for medical assistance to impoverished individuals who are aged, blind or disabled or members of families with dependent children. The Medicaid program in New York is subject to federal requirements. The New York State Department of Health ("DOH") has the authority to set levels of reimbursement within federal guidelines. These reimbursement levels are generally consistent with the Company's customary charges.

      The Company has submitted a reenrollment application to DOH for MRS, which is currently pending. Pursuant to State regulations, reenrollment is required due to change in ownership of MRS. An adverse determination on reenrollment, which is not subject to judicial review, would have material adverse consequences on the Company's business, results of operations and financial condition. The Company has surrendered it Medicaid provider number as part of a settlement reached with DOH and transferred its Medicaid business to MRS. See "Additional Information About the Company and Its Business - Legal Proceedings."

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

      The Company has implemented a Medicare and Medicaid Compliance Plan. The Compliance Plan encompasses a code of conduct, corporate policies on vendor contracting, sales and marketing, billing, records management, and other matters. The plan is being implemented by means of formal training program of the Company's staff.

INSURANCE

       The Company carries a board range of general liability, comprehensive property damage, worker's compensation, professional liability, automobile and other insurance coverage that management considers adequate for the protection of its assets and operations. While management believes the manufacturers of the equipment it sells or rents currently maintain their own insurance, and in some cases the Company has received evidence of such coverage, there can be no assurance that such manufacturers will continue to do so. There can be no assurance that the coverage limits of such policies will be sufficient to cover any judgements, settlements or cost relating to any pending or future legal proceedings. If the insurance carried by the Company is not sufficient to cover any judgements, settlements or cost relating to pending or future legal proceedings, the Company's business and financial condition could be materially, adversely effected.

EMPLOYEES

      As of March 31, 1999, the Company had approximately 130 employees, 117 of who are full-time employees and 13 of who are part-time. Its management team is comprised of four executives and four managers with extensive experience in the home health care industry. The Company has two sales representatives and two rehabilitation specialists who work on a salary. There are three dispatchers and eight drivers who deliver products and are specially trained by the Company to properly set up equipment and explain its use to patients. The Company has fifteen warehouse workers, four repair specialists, and twenty five customer service intake personnel, thirty three individuals who handle reimbursement and a six person administrative staff. The Company also has twenty staff respiratory therapists to provide service and advice to customers utilizing respiratory equipment. Also, the Company has one person dedicated to its management information system, two finance and accounting personnel and two purchasing personnel. The Company also has 16 contract drivers who make deliveries. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company offices and warehouse are located in a 20,000 square foot facility in Mount Vernon, New York, pursuant to a five year lease which commenced January 1, 1996 and provides for annual rental payments of $114,000 for the first three years of the lease term and $132,000 for the last two years of the lease term.

ITEM 3. LEGAL PROCEEDINGS

      On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U.S. Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare (the "Federal Investigation"). If it is determined that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties, which may include a fines of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the U.S. Department of Justice in the Federal Investigation and has incurred legal expenses related thereto of $90,000 and $301,000 in fiscal years 1999 and 1998, respectively. See "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation - Investigations by U.S. Department of Justice and New York State Department of Health".

      On May 16, 1997, the New York State Department of Social Services ("DSS"), which has subsequently been abolished and its functions assumed by the New York State Department of Health ("DOH"), issued a Draft Notice of Proposed Agency Action and Draft Audit Report regarding the Company ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. Pursuant to DOH's process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. DOH thereafter reviewed its draft findings and recommendations and issued a final notice, pursuant to which DOH reduced the amount of the proposed audit recovery to $83,978. DOH has also withdrawn its intention to exclude the Company as a provider under the New York State Medicaid program. DOH has issued an advisory to the Company that continued performance issues of the type or nature addressed in the audit could result in a severe sanction in the future. As a further development, the Company has agreed to surrender its Medicaid provider number, in favor of conducting its Medicaid business through MRS. During the fourth quarter of fiscal year 1999 the Company completed the transfer of its Medicaid business to MRS. The effective date of the surrender of the Company's Medicaid provider number was March 1, 1999. See "Management's Discussion and Analysis or Plan of Operation - Investigations by U.S. Department of Justice and New York State Department of Health".

      The Company is currently subject to review by the New York State Attorney General's Medicaid Fraud Control Unit. In response to a subpoena duces tecum issued by the Medicaid Fraud Control Unit in September 1996, the Company has produced a substantial number of documents and provided its full cooperation. The review is pending and the Company have not been advised of any determination by the Medicaid Fraud Control Unit. Several other providers of medical equipment and supplies in the same geographic area have recently been subject to similar reviews.

      From time to time the Company is a party to litigation arising in the ordinary course of business. There can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities occurring out of such claims.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of the Company's shareholders was held on April 8, 1999 for the purpose of considering and voting upon approval of a reverse split of the Common Stock by a ratio of 1:3, electing five persons to the Corporation's Board of Directors, considering and voting upon approval of the following three proposals to amend the Company's certificate of incorporation (the "Certificate"): (i) a proposal to amend the Certificate to classify the Company's Board of Directors into three classes of Directors with staggered terms; (ii) a proposal to the amend the Certificate to limit those entitled to call a special meeting of the shareholders of the Company to the Chairman of the Board of Directors, the President of the Company or a majority of the Board of Directors, and ratifying the appointment of Richard A. Eisner & Company, LLP as Independent Auditor for the Company for the year ending March 31, 1999. Of 7,217,851 shares of Common Stock outstanding and eligible to be voted at the annual meeting of shareholders, shareholders owning 7,106,563 shares, or 98.46% of the outstanding Common Stock, were either present and voting at the meeting or represented by proxy. The votes on each of the foregoing matters was as follows:

1. PROPOSAL TO APPROVE THE REVERSE SPLIT OF THE COMPANY'S COMMON STOCK, PAR VALUE $.01 BY A RATIO OF 1:3.

   1,549,948 FOR   5,530,665 AGAINST     15,500 ABSTAIN        10,450 NOT VOTED
   ---------       ---------             ------                ------

2. ELECTION OF DIRECTORS

   a. DEAN L. SLOANE

   6,627,947 FOR     468,166 AGAINST          0 ABSTAIN        10,450  NOT VOTED
   ---------         -------             ------             ---------


   b. BRUCE L. ANSNES

   1,613,548 FOR     158,166 AGAINST          0 ABSTAIN     5,334,849 NOT VOTED
   ---------         -------             ------             ---------

   c. DR. BERNARD KRUGER

   1,613,548 FOR     158,166 AGAINST          0 ABSTAIN     5,334,849 NOT VOTED
   ---------         -------             ------             ---------

   d. CRAIG V. SLOANE

   1,613,648 FOR     158,166 AGAINST          0 ABSTAIN     5,334,749 NOT VOTED
   ---------         -------             ------             ---------

   e. ALAN J. LANDAUER

   5,324,399 FOR           0 AGAINST          0 ABSTAIN     1,782,164 NOT VOTED
   ---------         -------             ------             ---------

   f. THOMAS C. BLUM

   5,324,399 FOR           0 AGAINST          0 ABSTAIN     1,782,164 NOT VOTED
   ---------         -------             ------             ---------

   g. GARY J. SPIRGEL

   5,324,399 FOR           0 AGAINST          0 ABSTAIN     1,782,164 NOT VOTED
   ---------         -------             ------             ---------

   h. LOU ROCCO

   6,627,947 FOR     468,166 AGAINST          0 ABSTAIN        10,450 NOT VOTED
   ---------         -------             ------             ---------

3. THE FOLLOWING THREE PROPOSALS TO AMEND THE COMPANY'S CERTIFICATE OF INCORPORATION (THE "CERTIFICATE"):

   a. Proposal to Amend the Certificate to Classify the Board of Directors into Three Classes of Directors with Staggered Terms:

   5,386,669 FOR     470,166 AGAINST    20,500 ABSTAIN    1,229,228 NOT VOTED
   ---------         -------            ------            ---------

   b. Proposal to Amend the Certificate to Limit Those Entitled to Call a Special Meeting of Shareholders to the Chairman of the Board of Directors, the President of the Company or a Majority of the Board of Directors of the Company:

   5,365,069 FOR     496,666 AGAINST    15,600 ABSTAIN    1,229,228 NOT VOTED
   ---------         -------            ------            ---------

   c. Proposal to Amend the Certificate to Require a Two-Thirds Majority Vote of Either the Board of Directors or the Shareholders to Amend the By-laws of the Company:

   5,382,669 FOR     478,966 AGAINST     15,700 ABSTAIN     1,229,228 NOT VOTED
   ---------         -------             ------             ---------

4. PROPOSAL TO RATIFY SELECTION OF RICHARD A.EISNER AND COMPANY, LLP AS CERTIFIED PUBLIC ACCOUNTANTS FOR THE YEAR ENDING MARCH 31, 1999.

   6,678,547 FOR     392,966 AGAINST     24,600 ABSTAIN        10,450 NOT VOTED
   ---------         -------             ------             ---------

5. SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING (NO OTHER ISSUES WERE ACTUALLY RAISED AT THE MEETING).

   1,591,798 FOR     154,016 AGAINST     25,900 ABSTAIN     5,334,849 NOT VOTED
   ---------         -------             ------             ---------

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Common Stock and class A warrants of the Company (the "Class A Warrants") are traded on the OTC Bulletin Board and the Boston Stock Exchange under the symbols "CCSE" and "CCSEW", respectively. Prior to March 31, 1999, the Common Stock had been traded on the Nasdaq SmallCap Market, but was delisted from the SmallCap Market following the determination by the Nasdaq Listing Qualifications Panel that the Common Stock failed to maintain a minimum bid price of $1.00 per share pursuant to Nasdaq Marketplace Rules.

      Set forth below are the high and low bids for the Common Stock and Class A Warrants during the periods indicated as provided by the Nasdaq SmallCap, and as appeared on the OTC Bulletin Board following the delisting of the Common Stock from the Nasdaq SmallCap Market at the close of business on March 30, 1999. Such quotations reflect interdealer price without retail mark-up, markdown or commissions, and may not reflect actual transactions.

COMMON STOCK FISCAL QUARTER ENDED

                               HIGH           LOW
                               ----           ---
March 31, 1997 ...             4.875         3.938
June 30, 1997 ....             4.625         0.625
September 30, 1997             1.813         0.844
December 31, 1997              3.031         1.250
March 31, 1998 ...             4.625         1.906
June 30, 1998 ....             5.6875        1.375
September 30, 1998             2.9375        0.625
December 31,1998 .             0.9375        0.1875
March 31, 1999 ...             1.000         0.250



CLASS A WARRANTS FISCAL QUARTER ENDED

                               HIGH           LOW
                               ----           ---
March 31, 1997 ...             3.375         2.063
June 30, 1997 ....             3.125         0.125
September 30, 1997             0.500         0.063
December 31, 1997              1.000         0.344
March 31, 1998 ...             1.500         0.625
June 30, 1998 ....             1.375         0.3125
September 30, 1998             1.000         0.125
December 31, 1998              0.1875        0.010

March 31, 1999 ...             0.050         0.050

      On June 8, 1999, there were approximately 474 holders of record of the Common Stock, which includes all shares held in nominee names by brokerage firms and financial institutions as one stockholder.

      The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

      If it were determined in the investigations by the U.S. Department of Justice and the New York State Department of Health, that the Company engaged in criminal wrongdoing, the Company would be subject to criminal penalties. In addition, if it is determined that the Company engaged in criminal wrongdoing, the Company would be terminated as a Medicaid and Medicare services provider, and will be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more of its past or present officers or employees are convicted of crimes relating to their employment, the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern.

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

FISCAL YEAR ENDED MARCH 31, 1999 COMPARED WITH FISCAL YEAR ENDED MARCH 31,
1998

      Net revenues decreased by $1,162,000 or 6.1% to $17,942,000 at March 31, 1999 from $19,104,000 at March 31, 1998. The decrease in revenues was primarily attributable to certain external factors that continue to impact the Company including, the reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

      The Company provides diversified categories of products. The following table sets forth the percentage of net revenues represented by categories for the years ended March 31:

                                               YEAR ENDED
                                                MARCH 31,
                                          ---------------------
                                            1999           1998
                                          ------         ------
                  DME and Supplies          54.7%          58.9%
                  Rehabilitation            15.0%          15.6%
                  Respiratory               30.3%          25.5%
                                          ======         ======
                                           100.0%         100.0%
                                          ======         ======

      Cost of revenues decreased by $714,000 or 9.3 % to $6,970,000 for the year ended March 31, 1999 from $7,684,000 for the year ended March 31, 1998. Cost of net revenues decreased as a percentage of net revenues to 38.8% for the year ended March 31, 1999 from 40.2% for the year ended March 31, 1998. This decrease in cost of net revenues as a percentage of net revenues for the year ended March 31, 1999 is primarily attributable to the change in the mix of net revenues.

      Selling, general and administrative expenses decreased by $1,379,000 or
13.7 % to $8,691,000 at March 31, 1999 from $10,070,000 at March 31, 1998, representing a decrease as a percentage of net revenues of 4.3%, to 48.4% from 52.7%. This decrease is primarily attributable to a cost reduction plan implemented by the Company, which included the closing of a retail operation, the consolidation of warehouses and a reduction in personnel. Selling, general and administrative expenses were also impacted by legal expenses aggregating $90,000 in 1999 as compared to $301,000 in 1998, related to the ongoing Federal Investigation of the Company.

      The Company generated income from operations of $708,000 for the year ended March 31, 1999, as compared to a loss from operations of $5,040,000 for the year ended March 31, 1998. The increase in income from operations is primarily attributable to cost reductions in selling, general and administrative costs. The loss from operations for fiscal year ended March 31, 1998 is primarily attributable to the charge to excess of purchase price over fair value of net assets acquired of $4,225,000 and legal costs related to the Federal Investigation of $301,000.

      Interest income decreased by $17,000 to $6,000 for the fiscal year ended March 31, 1999 from $23,000 for the fiscal year ended March 31, 1998 as a result of lower average cash balances.

      Interest expense increased by $75,000 or 15.2% to $568,000 for the fiscal year ended March 31, 1999 from $493,000 for the fiscal year ended March 31, 1998. This increase was due to higher average outstanding interest bearing obligations in 1999.

      Provision for income taxes increased by $172,000 to $213,000 for the fiscal year ended March 31, 1999 from $41,000 for the fiscal year ended March 31, 1998. This increase is primarily attributable to an increase in taxable income for fiscal year 1999.

      The Company had a net loss of $67,000 for the fiscal year ended March 31, 1999, as compared with net loss of $5,551,000 for the fiscal year ended March 31, 1998.

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED WITH FISCAL YEAR ENDED MARCH 31,
1997

      Net revenues increased by $9,351,000 or 95.9% to $19,104,000 at March 31, 1998 from $9,753,000 at March 31, 1997. The increase in revenues was primarily from the acquisition of MRS in May 1997.

      The Company provides diversified categories of products. The following table sets forth the percentage of net revenues represented by categories for the years ended March 31:

                                               YEAR ENDED
                                                MARCH 31,
                                          ---------------------
                                           1998           1997
                                          ------         ------
                  DME and Supplies          58.9%          78.5%
                  Rehabilitation            15.6%          16.0%
                  Respiratory               25.5%           5.5%
                                          ======         ======
                                           100.0%         100.0%
                                          ======         ======

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

      Selling, general and administrative expenses increased by $5,767,000 or
134.0 % to $10,070,000 at March 31, 1998 from $4,303,000 at March 31, 1997, representing an increase as a percentage of net revenues of 8.6%, to 52.7% from 44.1%. This increase is primarily attributable to costs associated of integrating MRS into the operations of the Company, which includes occupancy costs, telephone, utilities and insurance. Selling, general and administrative expenses were also impacted by legal and other professional expenses aggregating $301,000 related to the ongoing Federal Investigation of the Company.

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

      Also, during the fiscal year ended March 31, 1998, the Company recorded provision for doubtful accounts of $1,853,000. Management's decision was based principally on its determination that recovery of the receivables were unlikely and that the additional costs of collection would not prove to be economically beneficial. The Company has since developed new procedures in its customer service department, and has created a verification department to insure the accuracy of the billing information to provide complete and accurate claims data to payor sources to insure timely payment. Management believes these procedures will reduce the number of claim denials and improve the Company's operating efficiency and collection process.

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

LIQUIDITY AND CAPITAL RESOURCES

      Working capital decreased to a deficiency of approximately $1,562,000 at March 31, 1999 from $866,000 at March 31, 1998. The current ratio decreased to
 .79 at March 31, 1999 from .90 at March 31, 1998.

      Net cash provided by operating activities was approximately $2,611,000 for the year ended March 31, 1999 compared with approximately $2,689,000 for the year ended March 31, 1998. The decrease of approximately $78,000 was primarily attributable to the increase in accounts receivable and a decrease in accounts payable and accrued expenses.

      Net cash used in investing activities was approximately $1,355,000 for the year ended March 31, 1999, compared with approximately $6,123,000 for the year ended March 31, 1998. The decrease of approximately $4,768,000 is primarily attributable to the acquisition of MRS in 1998 and decreases in purchases of rental equipment and property and equipment.

      Net cash used in financing activities for the year ended March 31, 1999 was approximately $1,448,000 compared with approximately $938,000 for the year ended March 31, 1998. The change of approximately $510,000 was primarily attributable to an increase in repayments of supplier notes offset by a decrease in net borrowings under the Company's credit line.

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

      The Company currently has a $2,500,000 line of credit with The Bank of New York with interest payable at the prime rate. As of March 31, 1999, approximately $2,500,000 was drawn down under the line. In July 1997, the Bank notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company was resolved. The Bank has transferred the administration of the credit facility within the Bank to its Asset Recovery Department.

      The Company entered into an agreement to finance a new computer system with Tokai Financial Services, Inc. ("Tokai"). Although the agreement allows the Company to draw down $600,000 under a credit line, Tokai initially capped the line at $480,000 until the Federal Investigation is resolved. Once the $480,000 is drawn down under the credit line, it will then be converted into a master lease agreement payable over forty eight months. The credit line and master lease agreement bears interest at 11.6%. The interest rate is computed on a floating rate of 6.5% above the two-year U.S. Treasury Bill. The two-year U.S. Treasury Bill rate at March 31, 1999 was 5.02%. As of March 31, 1999, $279,000 has been drawn down under the credit line. In April 1999, the Company purchased $180,000 of additional equipment, which was financed by Tokai. The line of credit is collaterized by a lien on all of the Company's assets, subordinate to prior lienholders.

      The Company believes that internally generated funds will provide sufficient liquidity to enable it to meet its currently foreseeable working capital requirements through March 2000. However, the Company may need to obtain additional financing to continue its operations. There can be no assurance that additional financings will be available if and when needed by, or on terms acceptable to, the Company. Potential sources for any such financings have not yet been identified. Furthermore, as indicated above, if in connection with the Federal Investigation, the Company is found to have engaged in criminal wrongdoing and/or it or MRS is terminated as a Medicaid and Medicare provider, it would have a material adverse effect on the Company's business, results of operations and financial condition, and the Company may not be able to continue as a going concern.

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

      The Company determined that it would be required to replace significant portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with the addition of new software, the Year 2000 Issue will be remedied. However, if such replacement is not made, or is not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

      The Company is in the process of developing a contingency plan for the Year 2000 Issue and expects to complete the plan by the September 30, 1999.

      The Company has inquired with of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those parties' failure to remedy their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of relevant other parties' Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have material adverse effect on the Company.

      The Company has and will continue to utilize both internal and external resources to develop and test the software on its systems, including newly purchased hardware. The Company plans to complete the implementation by August 31, 1999. The total cost of the project is estimated at $1,115,000 and is being funded by a credit line and from operations. To date, the Company has incurred costs of $960,000.

      The cost of the project and the date on which the Company plans to complete the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area.

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

SUBSEQUENT EVENTS

      As of April 1, 1999, the Company entered into Restated and Amended Employment Agreements with Messrs. Saverio D. Burdi and Louis Rocco providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual agreement in writing. In connection with the execution of these Restated and Amended Employment Agreements, Non-Competition Agreements between the Company and Messrs. Burdi and Rocco have been terminated and a non-competition provision has been added to their Restated and Amended Employment Agreements covering the length of their Restated and Amended Employment Agreements plus one year. See "Executive Compensation-Employment Agreements" and "Certain Relationships and Related Transactions - Acquisition of Metropolitan Respirator Service, Inc."

      The Company and LTTR executed a letter of intent effective April 6, 1999 providing for the purchase by LTTR or one of its affiliates of all of the Company's issued and outstanding Common Stock for the price of $1.20 per share, conditioned upon the successful negotiation of a definitive written agreement, which was executed on June 14, 1999 and further described below, and the approval of the Company's shareholders. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from Alan T. Sheinwald, the Company's former President and Chief Executive Officer. Also effective April 6, 1999, Dean
L. Sloane, Mary Sloane, Joshua Sloane, Craig V. Sloane and The Sloane Family Foundation executed a letter of intent pursuant to which they agreed, for a period of forty-five business days, or such earlier time as negotiations on a definitive merger agreement between LTTR and the Company terminated, not to transfer, encumber, or engage in any discussions or negotiations with respect to their shares of Common Stock.

      At the Company's annual meeting of shareholders held on April 8, 1999, Messrs. Bruce L. Ansnes and Craig V. Sloane and Dr. Bernard Kruger did not seek re-election to the Board, although their names appeared as nominees on the Proxies solicited by the Company. Three nominees proposed by Alan J. Landauer, the Managing Member of LTTR, including Mr. Landauer, Thomas C. Blum and Gary J. Spirgel, were elected to the Board of Directors, together with incumbent Directors Dean L. Sloane and Louis Rocco. At a Board of Directors meeting following the annual meeting, a Special Committee of independent members of the Board of Directors comprised of Messrs. Sloane, Spirgel and Rocco was appointed to evaluate the proposed merger and was delegated the authority to approve the transaction on behalf of the Board of Directors if it found that the transaction was fair and in the best interest of the Company. The Special Committee approved the Merger on June 14, 1999.

      On June 14, 1999, the Company entered into the Merger Agreement. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity. As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. See "Description of Business - Business Development" and "Certain Relationships and Related Transactions - Merger Agreement."

       On June 17, 1999, the Company filed a preliminary proxy statement with the Securities and Exchange Commission soliciting shareholder approval for the proposed Merger.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Consolidated financial statements are contained on pages F-1 through F-24 of this Report and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in accountants due to disagreements on accounting and financial disclosure during the fiscal year ended March 31, 1999.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company are as follows:

NAME                      AGE              POSITION
----                      ---              --------
Alan J. Landauer           50        Chairman of the Board of Directors

Thomas C. Blum             40        Director

Gary J. Spirgel            53        Director

Louis Rocco                48        Director, Vice President, Secretary,
                                     President of MRS

Dean L. Sloane             53        Director

Saverio D. Burdi           40        Chief Operating Officer

Elia C. Guarneri           42        Chief Financial Officer

      Alan J. Landauer is the President and Chief Executive Officer of Landauer Hospital Supplies, Inc., a home medical equipment provider, a position he has held since 1980. He has also been the President and Chief Executive Officer of Landauer Home Infusion Service from 1991 to the present. Mr. Landauer is active in the management and growth of these home medical equipment providers and has completed four acquisitions in the prior four years.

      Thomas C. Blum is currently affiliated with Columbia Financial Partners, which makes private investments in small financial institutions, as a consultant. From September 1996 to October 1998, Mr. Blum was Managing Director of Bear Stearns & Co. where he was responsible for investment banking relationships in the financial institutions group. In the prior 12 years, Mr. Blum was employed by Salomon Brothers Inc. rising to Vice President in investment banking, where he was responsible for mergers and acquisitions, capital raising and advisory work. From 1989 to 1992 Mr. Blum ran Salomon's Asian financial institutions business from Tokyo, Japan.

      Mr. Blum and Mr. Landauer are first cousins.

      Gary J. Spirgel was employed for 16 years by Health Force, Inc., a national provider of home care services with 85 offices in 23 states and a wholly owned subsidiary of Accustaff, Inc. From 1994 to 1998 he was President of Health Force, where he had full operational responsibility for the company, including profitability. His active employment with Health Force terminated in April, 1998 when the division was sold.

      Louis Rocco joined the Company in May 1997 as Vice President. He also serves as President of MRS. Mr. Rocco was a founder of MRS and held various executive positions in MRS from its inception through May 1997. Mr. Rocco is a registered Respiratory Therapist and has a B.S. in Respiratory Therapy from Long Island University.

      Dean L. Sloane has been a director of the Company since its inception and was appointed Chairman of the Board in July 1997 and held that position until April 8, 1999. Since December 1988 he has been Chairman of the Board, President and a Director of Community Medical Transport, Inc., a publicly traded company.

      Saverio D. Burdi joined the Company in May 1997 as Senior Vice President and was appointed Chief Operating Officer in July, 1997. Prior to joining the Company, Mr. Burdi was an owner of MRS and was employed by MRS from June, 1989 through May 1997, and served as Vice President-Sales of MRS from June 1992 though May 1997.

      Elia C. Guarneri joined the Company in January 1998 as Corporate Controller, was appointed Acting Chief Financial Officer in October 1998 and was named Chief Financial Officer on February 11, 1999. Prior to joining the Company, Mr. Guarneri was Senior Accountant at Puglisi, Midler & Co. from December 1995 to January 1998 and was a Staff Accountant at Tobin & Company from October 1994 to December 1995. Prior to October 1994, Mr. Guarneri attended Pace University. Mr. Guarneri received a B.B.A. from Pace University and is a Certified Public Accountant.

      None of the above listed officers and Directors of the Company have during the past five years (i) been involved in a petition under the bankruptcy code of the United States (ii) been convicted in a criminal preceding (iii) been the subject of any order, judgment or decree enjoining him from, among other things, acting as a broker, dealer, investment advisor, engaging in any type of business practice or engaging in any activity in connection with the purchase or sale of any security or in connection with any violation of federal or state securities laws, (iv) been subject to any order or decree barring or suspending his right to engage in any activities described in (iii) above, or (v) been found by a court of competent jurisdiction in a civil action or by a governmental authority to have violated any federal or state securities law.

      Subsequent to the closing of the Company's initial public offering, the underwriters were granted the right, but not the obligation, to appoint a designee to serve as an advisor to the Board of Directors. The underwriters have not designated an individual to serve in such capacity.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely on a review of Form 3 and 4 and all amendments thereto furnished to the Company during the fiscal year ended March 31, 1999, Forms 5, and all amendments thereto furnished to the Company with respect to the fiscal year ended March 31, 1999, and all written representations received by the Company from each person who was a director, officer or beneficial owner of more than ten percent of a class of equity securities of the Company during the fiscal year ended March 31, 1999, the Company believes that none of such persons filed a late report during, or with respect to, the year, except that due to an administrative oversight, Forms 5 for the following persons were not filed in a timely manner: Bruce L. Ansnes, Saverio D. Burdi, Elia C. Guarneri, Bernard M. Kruger, Matthew J. McDonough, Louis
Rocco, Craig V. Sloane, Dean L. Sloane and Wade Wilson.   Forms 5 for each of
such persons will be filed promptly after the filing hereof.

ITEM 10. EXECUTIVE COMPENSATION

      Set forth below is the remuneration for all services in all capacities to the Company for the fiscal year ended March 31, 1999 of (a) all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the fiscal year ended March 31, 1999, regardless of compensation level and (b) the two other most highly compensated executive officers of the Company who were serving as executive officers as of March 31, 1999 and whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation                                             Long Term Compensation
                          ---------------------------------                                    --------------------------
                                                                                               Securities
                                                                                                Underlying                 All Other
  Name & Principal       Fiscal                                Other Annual      Restricted     - Options/      LTIP        Compen-
     Position             Year     Salary($)       Bonus($)   Compensation($)  Stock Awards($)   SAR's (#)    Payouts($)    sation
     --------             ----     ---------       --------   ---------------  ---------------   ---------    ----------    ------
Harris G. LeRoy II        1999     $149,413          $0          $    0             0                 0            0           0
Consultant (1)            1998     $      0          $0          $    0             0                 0            0           0
                          1997     $      0          $0          $    0             0                 0            0           0

Saverio Burdi             1999     $150,000          $0          $    0             0            25,000            0           0
Chief Operating           1998     $139,000          $0          $7,000             0            25,000            0           0
Officer (2)               1997     $      0          $0          $    0             0                 0            0           0

Louis Rocco               1999     $312,956          $0          $    0             0                 0            0           0
Secretary,                1998     $112,000          $0          $6,000             0                 0            0           0
Vice President,           1997     $      0          $0          $    0             0                 0            0           0
President of MRS


-----------------

(1) Mr. LeRoy served as a consultant to the Company from August 24, 1998 until April 22, 1999, during which time he was authorized by the Board of Directors to exercise certain of the powers normally associated with the Chief Executive Officer. In June 1999, the Company granted Mr. LeRoy 133,000 options with an exercise price of $1.31.

(2) Messrs. Burdi and Rocco commenced their employment with the Company on May 10, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

      The following table shows information regarding stock options granted during the fiscal year ended March 31, 1999 to (a) all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the fiscal year ended March 31, 1999, regardless of compensation level and (b) the two other most highly compensated executive officers of the Company who were serving as executive officers as of March 31, 1999 and whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1999. The Company has never granted any stock appreciation rights.


                                    INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------
                                             % OF TOTAL
                                NUMBER OF      OPTIONS
                               SECURITIES    GRANTED TO
                               UNDERLYING     EMPLOYEES
                                 OPTIONS      IN FISCAL      EXERCISE     EXPIRATION
NAME                           GRANTED(#)*      YEAR        PRICE($/SH)      DATE
----                           -----------      ----        -----------      ----
Harris G. LeRoy II (1)               0           0              --             --

Saverio D. Burdi (2)            25,000          71%           $.50         December 2008

Louis Rocco                          0          --              --             --

-----------

(1) Mr. LeRoy served as a consultant to the Company from August 24, 1998 until April 22, 1999, during which time he was authorized by the Board of Directors to exercise certain of the powers normally associated with the Chief Executive Officer. In June 1999, the Company granted Mr. LeRoy 133,000 options with an exercise price of $1.31.

(2) These options were granted upon the cancellation of a previous grant of 25,000 options at an exercise of $4.00 per share.

* All options set forth were granted under the Company's Stock Option Plan at 100% of the fair market value of the shares at the time the options were granted and are intended to be, and with few exceptions, will be, incentive stock options. All options are exercisable immediately and expire ten years after the date of grant.

      Options have value to the listed executives and to all option recipients only if the stock price advances beyond the grant date price shown in the table during the effective option period.

       AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE


      The following table shows information regarding stock options exercised during the fiscal year ended March 31, 1999 by (a) all individuals serving as the Company's Chief Executive Officer or acting in a similar capacity during the fiscal year ended March 31, 1999, regardless of compensation level and (b) the two other most highly compensated executive officers of the Company who were serving as executive officers as of March 31, 1999 and whose total annual salary and bonus exceeded $100,000 for the fiscal year ended March 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                SHARES                         AT FY-END(#)                  AT FY-END($)
                              ACQUIRED ON    VALUE       ---------------------------   ---------------------------
    NAME                      EXERCISE(#)  REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
    ----                      -----------  -----------   -----------   -------------   -----------   -------------
    Harris G. LeRoy II (1)        0            0              0                0             0              0

    Saverio D. Burdi              0            0              0           25,000             0              0

    Louis Rocco                   0            0              0                0             0              0

(1) Mr. LeRoy served as a consultant to the Company from August 24, 1998 until April 22, 1999, during which time he was authorized by the Board of Directors to exercise certain of the powers normally associated with the Chief Executive Officer. In June 1999, the Company granted Mr. LeRoy 133,000 options with an exercise price of $1.31.

EMPLOYMENT AGREEMENTS

      The Company entered into an employment agreement with Saverio Burdi on May 10, 1997. The agreement has a three-year term, which renews for an additional year on each anniversary of the agreement, and provides for a base annual compensation of $120,000. Under the agreement, Mr. Burdi was granted options to purchase 25,000 shares of Common Stock under the Company's Incentive Stock Option Plan upon the execution of the agreement. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Burdi covering the term of the employment agreement plus one year following termination. In consideration for Mr. Burdi entering into the Non-Competition Agreement, the Company agreed to pay Mr. Burdi a total of $90,000 in allotments of $30,000 over thirty six months with payments made in installments in accordance with the Company's established pay periods.

      The Company entered into an employment agreement with Louis Rocco on May 10, 1997, which was amended on March 1, 1998. The agreement has a three-year term, which renews for an additional year on each anniversary of the agreement, and provides for a base compensation of $19,478 per month and entitles Mr. Rocco to payments of $10,311 for the remainder of the term in the event that the agreement is terminated for any reason prior to the end of the term. The agreement also provides for certain employee benefits including medical insurance, vacation and a car allowance. Additionally, the Company entered into a Non-Competition Agreement with Mr. Rocco covering the term of the employment agreement plus one-year following termination.

      As of April 1, 1999, the Company entered into Restated and Amended Employment Agreements with Messrs. Saverio D. Burdi and Louis Rocco providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual agreement in writing. In connection with the execution of these Restated and Amended Employment Agreements, the Non-Competition Agreements between the Company and Messrs. Burdi and Rocco have been terminated and a non-competition provision has been added to their Restated and Amended Employment Agreements covering the length of their Restated and Amended Employment Agreements plus one year. See "Management's Discussion and Analysis or Plan of Operation - Subsequent Events" and "Certain Relationships and Related Transactions - Acquisition of Metropolitan Respirator Service, Inc."

CONSULTING AGREEMENT

      On August 24, 1998, the Company entered into a six-month consulting agreement with Harris G. LeRoy II to provide a strategic operating overview of the Company. Mr. LeRoy received $1,000 a day along with 1,000 stock options per day. The exercise price of the options is $1.31, which was the average closing price of the Common Stock during the month of August, 1998. The options accumulated and were to be issued to Mr. LeRoy upon the expiration or the earlier termination of the consulting agreement. The consulting agreement expired by its terms on March 31, 1999, but Mr. LeRoy continued to provide the same consulting services to the Company through April 22, 1999 and received the same compensation as provided in the consulting agreement during that time. Pursuant to the consulting agreement, the Company issued 133,000 options to Mr. LeRoy on June 7, 1999 at an exercise price of $1.31, which are exercisable immediately and expire upon the earlier of June 7, 2009 or the consummation of a merger, consolidation or other business combination between the Company and any other business entity.

STOCK OPTION PLAN

      The Company's 1996 Stock Option Plan, as amended, (the "Plan") for officers, employees, directors and consultants of the Company or any of its subsidiaries. The Plan authorizes the granting of stock options to purchase an aggregate of not more than 853,000 shares of Common Stock. As of the date hereof, options to purchase an aggregate of 263,500 shares of Common Stock have been granted and options to purchase 86,500 shares of Common Stock have been canceled. Options to purchase an aggregate of 676,000 shares of Common Stock are available for grant under the Plan.

      The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the

Committee will select the persons to whom options will be granted and will determine, subject to the terms of the Plan, the number, the exercise period and other provisions of such options.

      Options granted to employees might be either incentive stock options ("ISOs") under the Internal Revenue Code or non-ISOs. The Board may determine the exercise price, provided that, in the case of ISOs, such price may not be less than 100% (110% in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) of the fair market value (as defined in the Plan) of the Common Stock at the date of grant. The aggregate fair market value (determined at time of option grant) of stock with respect to which ISOs become exercisable for the first time in any year cannot exceed $100,000. The Company does not expect the exercise price of non-ISOs to be less than fair market value.

      The options are evidenced by a written agreement containing the above terms and such other terms and conditions consistent with the Plan as the Board of Directors may impose. Each option, unless sooner terminated, shall expire no later than 10 years (Five years in the case of ISOs granted to holders of 10% of the voting power of the Company's stock) from the date of the grant. The Board has the right to amend, suspend or terminate the Plan at any time, provided, however, that unless ratified by the Company's shareholders within 12 months thereafter, no amendment or change in the Plan will be effective: (a) increasing the total number of shares which may be issued under the Plan; (b) reducing below fair market value on the date of grant the price per share at which any option which is an ISO may be granted; (c) extending the term of the Plan or period during which any option which is an ISO may be granted or exercised; (d) altering in any way the class of persons eligible to participate in the Plan;
(e) materially increasing the benefits accruing to participants under the Plan; or (f) with respect to options which are ISOs, amending the Plan in any respect which would cause such options to no longer qualify for incentive stock option treatment pursuant to the Internal Revenue Code of 1986.

COMPENSATION OF DIRECTORS

      Directors who are not employed by the Company are paid a fee of $1,000 for each meeting attended and $500 for each committee meeting attended. All directors are reimbursed for expenses incurred on behalf of the Company. Commencing with the last quarter of 1997, Dean L. Sloane, a current Director and the former Chairman of the Board of Directors, and Bruce L. Ansnes, the former Vice Chairman of the Board of Directors, received stipends of $5,000 per quarter for management services they provided to the Company. Such stipends ceased, with respect to Mr. Ansnes, upon his resignation from the Board of Directors on March 23, 1999, and, with respect to Mr. Sloane, as of April 8, 1999.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock on June 15, 1999 with respect to (a) each person or group known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (b) each director of the Company, (c) each named executive officer of the Company (as that term is defined in Item 402(a)(2) of Regulation S-B promulgated by the Securities and Exchange Commission) and (d) all officers and directors of the Company as a group. Except as set forth below, all of such shares are held of record and beneficially.


           NAME AND ADDRESS OF        AMOUNT AND NATURE OF
             BENEFICIAL OWNER         BENEFICIAL OWNERSHIP             PERCENT OF CLASS
             ----------------         --------------------             ----------------
Alan J. Landauer...............       4,279,700(1)                              59.30%
99 Calvert Street
Harrison, NY 10528

LTTR Home Care, LLC............       2,126,250                                 29.46%
99 Calvert Street
Harrison, New York 10528

Dean L. Sloane.................       1,388,000(2)                              19.23%
4 Gannett Drive
White Plains, NY 10604

Thomas C. Blum.................          10,000(3)                                   *
Columbia Financial Partners, LP
375 Park Avenue
New York, NY 10152


----------
(1) Includes 2,126,250 shares owned by LTTR. Also includes an aggregate of 2,091,450 shares owned by Dean L. Sloane, Craig V. Sloane, Mary Sloane, The Sloane Family Foundation and DMJ Management Group, Inc. (the "Sloane Group"), for which proxies have been granted to LHS and any designee of LHS, for the purpose of voting such shares at any meeting of shareholders or in response to any solicitations of proxies for a period of six months expiring December 14, 1999.

(2) Does not include 100,000 Shares owned by Mr. Sloane's wife, Mary Sloane, 800 shares owned by Mr. Sloane's son, Joshua Sloane and 175,000 Shares owned by The Sloane Family Foundation for which Mr. Sloane disclaims beneficial ownership. Mr. Sloane has granted an irrevocable proxy to LHS and any designee of LHS for the purpose of voting such shares at any meeting of shareholders or in response to any solicitation of proxies for a period of six months expiring December 14, 1999.

(3) Does not include 27,000 shares of Common Stock owned by Mr. Blum's brother James J. Blum, for which Mr. Blum disclaims beneficial ownership.

Louis Rocco..........................                     293,056                             4.06%
18 Sargent Place
Mt. Vernon, NY 10550

Gary J. Spirgel......................                      0                                    *
18 Sargent Place
Mount Vernon, NY 10550

Saverio D. Burdi.....................                      87,243(4)                           1.21%
18 Sargent Place
Mt. Vernon, NY 10550

Harris G. Leroy II.....................                   133,000(5)                           1.84%
6 Betsy Ross Court
Skillman, New Jersey 08558

All Officers and Directors as a Group..                 4,802,999(6)                          66.54%
(7 persons)


----------
*Less than one percent.


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

ACQUISITION OF METROPOLITAN RESPIRATOR SERVICE, INC.

         On May 10, 1997, the Company acquired 68% of the outstanding shares of Metropolitan Respirator Service, Inc. ("MRS") from Messrs. Donald Fargnoli, Louis Rocco and Saverio D. Burdi. The purchase price was approximately $5,993,000, consisting of (i) approximately $2,800,000 in cash, of which $970,598 was paid to Mr. Fargnoli, $1,063,502 was paid to Mr. Rocco and $765,900 was paid to Mr. Burdi; (ii)

----------
(4) Includes options to purchase 25,000 shares of Common Stock at an exercise price of $.50 per share granted to Mr. Burdi as of December 14, 1998, which are exercisable within 60 days.

(5) Includes options to purchase 133,000 shares of Common Stock at an exercise price of $1.31 per share granted to Mr. LeRoy as of June 7, 1999, which are exercisable within 60 days.

(6) Includes options to purchase 158,000 shares of Common Stock, which are exercisable within 60 days.

Promissory Notes with a face value of $2,967,000 accruing interest at a rate of 6% per annum, including a $1,176,400 Promissory Note issued to Mr. Fargnoli, a $1,302,182 Promissory Note issued to Mr. Rocco and Promissory Notes issued to certain MRS employees, including a Promissory Note for $444,340 issued to Wade Wilson, who was appointed Vice President, Operation Systems, of the Company, and
(iii) 62,243 shares of the Common Stock with a value of $226,000 issued to Saverio D. Burdi, of which 17,842 shares were held in escrow by the Company until May 10, 1999 and have since been released to Mr. Burdi.

         In March 1998, Mr. Rocco surrendered his $1,302,000 Promissory Note issued in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of Common Stock, with Mr. Rocco receiving 293,056 shares and a cash payment of $73,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $10,000.

         Also, In March 1998, Mr. Fargnoli surrendered his $1,176,000 Promissory
Note issued to him in connection with the Company's acquisition of MRS. In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of Common Stock, with Mr. Fargnoli receiving 264,750 shares and a cash payment of $66,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly in installments of $9,000. In May 1998, Mr. Fargnoli resigned from the Company. Mr. Fargnoli also entered into a Consulting Agreement with the Company for a term of two years expiring May 2000 for a fee of $55,000 per year.

         Mr. Wilson's Promissory Note is payable in two payments. On January 2, 1999, one half of the principal and accrued interest was paid through the issuance to him of 50,000 shares of Common Stock and the payment of $50,000 and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash payment, Mr. Wilson may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Note and the accrued interest thereon payable on the dates set forth above into 50,000 shares of Common Stock, based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If Mr. Wilson does not make such election, the Company may do so. With respect to the remaining twenty (20%) of the payment due, Mr. Wilson may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. At any time subsequent to the first anniversary of the execution of the Promissory Note, if the Company conducts a secondary public offering of Common Stock, Mr. Wilson shall have the opportunity to sell the shares in such offering to the same extent and in proportion to the rights that the other executive officers of the Company have. Mr. Wilson was terminated as an officer and employee of the Company as of October 5, 1998, but continues to provide consulting services to the Company.

         Upon the closing of the MRS acquisition, Mr. Fargnoli was appointed to the Company's Board of Directors, Messrs. Fargnoli and Rocco were appointed as Vice Presidents of the Company, Saverio D. Burdi was appointed as Senior Vice President of the Company, and Wade Wilson was appointed as Senior Vice President, Operation Systems, of the Company. Mr. Burdi was subsequently was appointed Chief Operating Officer of the Company. The Company entered into three year employment agreements with Messrs. Fargnoli, Rocco, Burdi and Wilson, providing for annual base compensation of $110,000 for Messrs. Fargnoli and Rocco and $120,000 for Messrs. Burdi and Wilson. Messrs. Burdi and Rocco's employment agreements are described above. Messrs. Burdi and Wilson were granted options to purchase 25,000 and 20,000 common shares, respectively, under the Company's 1996 Stock Option Plan. Each of the agreements provides for certain employee benefits and contains a non-competition provision covering the term of the agreement plus one year following termination. Messrs. Fargnoli, Rocco, Burdi and Wilson also entered into Non-Competition Agreements with the Company which run through May 10, 2001, or the length of their respective Employment Agreement plus one year, whichever is longer. Mr. Fargnoli has subsequently resigned and Mr. Wilson's employment was terminated. Mr. Rocco's employment agreement has been amended as described above.

         As of April 1, 1999, the Company entered into Restated and Amended Employment Agreements with Messrs. Saverio D. Burdi and Louis Rocco providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual agreement in writing. In connection with the execution of these Restated and Amended Employment Agreements, the Non-Competition Agreements between the Company and Messrs. Burdi and Rocco have been terminated and a non-competition provision has been added to their Restated and Amended Employment Agreements covering the length of their Restated and Amended Employment Agreements plus one year. See "Executive Compensation - Employment Agreements" and "Management's Discussion and Analysis or Plan of Operation Subsequent Events."

MERGER AGREEMENT

         On June 14, 1999, the Company, LHS and Merger Sub entered into the Merger Agreement. The Merger Agreement provides for the acquisition of all of the outstanding common stock of the Company (other than shares owned by LHS and it affiliates) by LHS for $1.20 per share pursuant to a merger between the Company and Merger Sub. LHS is controlled by Alan J. Landauer, who is Chairman of the Board of the Company. Mr. Landauer is also the Managing Member of LTTR, which is the holder of 2,126,250 shares of the Company's issued and outstanding Common Stock. (See "Description of Business - Business Development," "Management's Discussion and Analysis or Plan of Operation Subsequent Events" and "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits filed as part of the Report on Form 10-KSB are listed in the Index to Exhibits immediately following the financial statement schedules.

(b)      Reports on Form 8-K

         A Current Report Form 8-K was filed by the Company on April 20, 1999 reporting the change in control that occurred when Alan J. Landauer and his two nominees, Thomas C. Blum and Gary J. Spirgel, were elected by the Company's shareholders to the Board of Directors and Mr. Landauer was elected by the Board of Directors as the Chairman of the Board. No financial statements were required to be filed with this Form 8-K filing and none were included.

                                   SIGNATURES

         In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COMMUNITY CARE SERVICES, INC.
                            -------------------------------------------
                                      /S/ Saverio D. Burdi
                            -------------------------------------------
                                        Saverio D. Burdi
                                     Chief Operating Officer
                                  (Principal Executive Officer)


                                      /S/ Elia C. Guarneri
                            -------------------------------------------
                                        Elia C. Guarneri
                                       Chief Financial Officer
                                 (Principal Accounting Officer)

Dated:  June 29, 1999

         In accordance with Section 13 of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



              /S/ Alan J. Landauer                            Director                June 29, 1999
-------------------------------------------------
                Alan J. Landauer

               /S/ Thomas C. Blum                             Director                June 29, 1999
-------------------------------------------------
                 Thomas C. Blum

              /S/ Gary J. Spirgel                             Director                June 29, 1999
-------------------------------------------------
                Gary J. Spirgel

               /S/ Dean L. Sloane                             Director                June 29, 1999
-------------------------------------------------
                 Dean L. Sloane

                /S/ Louis Rocco                               Director                June 29, 1999
-------------------------------------------------
                  Louis Rocco

                              FINANCIAL STATEMENTS

Consolidated Financial Statements of the Company required to be included in Part II, Item 7 are listed below:

                                                                     FORM10-KSB
                                                                        PAGES
                                                                    ------------
Independent Auditors' Report....................................             F-1
Consolidated Balance Sheet at March 31, 1999 ...................             F-2
Consolidated Statements of Operations for the Years Ended
March 31, 1999 and 1998 ........................................             F-3
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended March 31, 1999 and 1998 ...............             F-4
Consolidated Statements of Cash Flows for the Years Ended
March 31, 1999 and 1998 ........................................         F-5-F-6
Notes to Consolidated Financial Statements .....................        F-7-F-24

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Community Care Services, Inc.


We have audited the accompanying consolidated balance sheet of Community Care Services, Inc. and subsidiary as of March 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Community Care Services, Inc. and subsidiary as of March 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note M to the consolidated financial statements, the U.S. Department of Justice is conducting a criminal investigation relating to allegedly improper payments made in connection with the Company obtaining a contract to provide services involving Medicare.



Richard A. Eisner & Company, LLP

New York, New York
May 28, 1999

With respect to Note O
June 14, 1999

            COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEET

                                                                                                   AS AT
                                                                                                 MARCH 31,
                                                                                                   1999
                                                                                                   ----
                                          ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                                  $     84,000
    Accounts receivable,net of allowance for doubtful
      accounts of $1,852,000                                                                      4,662,000
    Inventory                                                                                       459,000
    Prepaid expenses and other current assets                                                       116,000
    Deferred tax asset, net                                                                         453,000
                                                                                               ------------
           TOTAL CURRENT ASSETS                                                                   5,774,000

    Rental equipment, net                                                                         2,256,000
    Property and equipment, net                                                                   1,474,000
    Excess of purchase price over fair value of net assets acquired, net                          2,151,000
    Covenants not to compete, net                                                                   345,000
    Accounts and customer list, net                                                                 262,000
    Other assets                                                                                     32,000
                                                                                               ------------
           TOTAL ASSETS                                                                        $ 12,294,000
                                                                                               ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                         LIABILITIES
CURRENT LIABILITIES:
    Accounts payable                                                                           $  2,611,000
    Accrued expenses                                                                                738,000
    Note payable - Bank                                                                           2,500,000
    Current portion of long term debt                                                             1,372,000
    Current portion of capital lease obligations                                                    115,000
                                                                                               ------------
           TOTAL CURRENT LIABILITIES                                                              7,336,000

Long term debt, net of current portion                                                               99,000
Long term portion of capital lease obligations                                                      140,000
                                                                                               ------------
           TOTAL LIABILITIES                                                                      7,575,000
                                                                                               ------------
COMMITMENTS AND CONTINGENCIES (NOTES I AND M)

                                      STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized 1,000,000 shares, none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
            issued and outstanding 7,200,009 shares                                                  72,000
Additional paid in capital                                                                       10,206,000
Accumulated Deficit                                                                              (5,559,000)
                                                                                               ------------
           TOTAL STOCKHOLDERS' EQUITY                                                             4,719,000
                                                                                               ------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 12,294,000
                                                                                               ============



       The accompanying notes to consolidated financial statements are an integral part of these statements.

           COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         YEAR ENDED
                                                                                                           MARCH 31,
                                                                                                           ---------
                                                                                                    1999                   1998
                                                                                                    ----                   ----
NET REVENUES                                                                                    $ 17,942,000           $ 19,104,000
COST AND EXPENSES:                                                                              ------------           ------------
     Cost of net revenues
        Product and supply costs                                                                   6,213,000              6,810,000
        Rental equipment depreciation                                                                757,000                874,000
                                                                                                ------------           ------------
              COST OF NET REVENUES                                                                 6,970,000              7,684,000

Selling, general and administrative expenses                                                       8,691,000             10,070,000
Provision for doubtful accounts                                                                    1,173,000              1,853,000
Amortization of intangible assets                                                                    400,000                312,000
Provision for impairment of long lived assets                                                             --              4,225,000
                                                                                                ------------           ------------
Total Cost and Expenses                                                                           17,234,000             24,144,000
                                                                                                ------------           ------------
         OPERATING INCOME (LOSS)                                                                     708,000             (5,040,000)

Interest income                                                                                        6,000                 23,000
Interest expense                                                                                    (568,000)              (493,000)
                                                                                                ------------           ------------
Income (Loss) before provision for income taxes                                                      146,000             (5,510,000)

Provision for income taxes                                                                           213,000                 41,000
                                                                                                ------------           ------------
NET (LOSS)                                                                                      ($    67,000)          ($ 5,551,000)
                                                                                                ============           ============
PER SHARE DATA :
     Net (loss) per common share:
          Basic and Diluted                                                                         ($  0.01)            ($   0.84)
                                                                                                ------------           ------------
     Weighted average number of common shares outstanding:
          Basic and Diluted                                                                        7,151,542              6,595,913
                                                                                                ------------           ------------



       The accompanying notes to consolidated financial statements are an integral part of these statements.

\                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1999 AND 1998

                                                                                                     RETAINED
                                            COMMON STOCK                                              EARNINGS
                                          NUMBER OF SHARES      AMOUNT       ADDITIONAL PAID IN    ( ACCUMULATED }       TOTALS
                                                                                 CAPITAL            ( DEFICIT )
                                          ----------------      ------       ------------------    ---------------       ------
Balance - March 31, 1997                     6,225,000        $    62,000        $ 6,428,000       $    59,000        $ 6,549,000
Issuance of common stock in
   connection with acquisition                 362,243              4,000          1,310,000                            1,314,000
Conversion of notes payable to
   common stock                                557,806              5,000          2,193,000                            2,198,000
Net loss                                                                                            (5,551,000)        (5,551,000)
                                             ---------        -----------        -----------       -----------        -----------
Balance - March 31, 1998                     7,145,049             71,000          9,931,000        (5,492,000)         4,510,000

Exercise of underwriter warrants                                                       6,000                                6,000
Issuance of stock options to consultant                                               52,000                               52,000
Conversion of notes payable to
   common stock                                 54,960              1,000            217,000                              218,000
Net Loss                                                                                               (67,000)           (67,000)
                                             ---------        -----------        -----------       -----------        -----------
Balance - March 31, 1999                     7,200,009        $    72,000        $10,206,000       $(5,559,000)       $ 4,719,000
                                             =========        ===========        ===========       ===========        ===========



       The accompanying notes to consolidated financial statements are an integral part of these statements.

                          COMMUNITY CARE SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                         YEAR ENDED MARCH 31,
                                                                                                         --------------------
                                                                                                      1999                     1998
                                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        ($67,000)             ($5,551,000)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization expense                                                        1,313,000                1,287,000
    Non cash compensation                                                                           52,000                       --
    Write off of rental equipment                                                                   58,000                   45,000
    Loss on disposal of property and equipment                                                       3,000                       --
    Provision for doubtful accounts                                                              1,173,000                1,853,000
    Provision for inventory allowance                                                               39,000                   97,000
    Deferred taxes                                                                                 176,000                  327,000
    Provision for impairment of long lived assets                                                       --                4,225,000
    Changes in operating assets and liabilities net of effects from Metropolitan Respirator Services, Inc. acquisition:
       Accounts receivable                                                                        (229,000)              (1,629,000)
       Income tax receivable                                                                       268,000                 (268,000)
       Inventory                                                                                   231,000                  157,000
       Prepaid expenses and other current assets                                                    11,000                  242,000
       Other assets                                                                                  4,000                  (16,000)
       Accounts payable and accrued expenses                                                      (421,000)               1,920,000
                                                                                                ----------               ----------
          Net cash provided by operating activities                                              2,611,000                2,689,000
                                                                                                ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                                                 (935,000)              (1,238,000)
  Acquisition of property and equipment                                                           (420,000)                (474,000)
  Acquisition, net of cash acquired                                                                     --               (4,411,000)
                                                                                                ----------               ----------
          Net cash (used in) investing activities                                               (1,355,000)              (6,123,000)
                                                                                                ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of underwriters warrants                                                                  6,000                       --
  Proceeds from provider advancement                                                                74,000                       --
  Repayment of provider advancement                                                                (24,000)                      --
  Proceeds of borrowings under credit lines                                                        228,000                2,160,000
  Repayments of credit line and term loan                                                          (53,000)              (1,072,000)
  Repayments of director and former stockholders loans and notes                                  (199,000)                (139,000)
  Principal repayments of notes payable to suppliers                                            (1,025,000)                (601,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                                                   (283,000)              (1,109,000)
  Principal repayments of capital lease obligations                                               (172,000)                (177,000)
                                                                                                ----------               ----------
          Net cash (used in) financing activities                                               (1,448,000)                (938,000)
                                                                                                ----------               ----------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                       (192,000)              (4,372,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                     276,000                4,648,000
                                                                                                ----------               ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                       $    84,000              $   276,000
                                                                                                ==========               ==========

                          COMMUNITY CARE SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)

                                                                                                         FOR THE YEAR ENDED
                                                                                                              MARCH 31,
                                                                                                              ---------
                                                                                                      1999                   1998
                                                                                                  -----------            -----------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                                                                  $   537,000           $   469,000
        Taxes                                                                                     $    38,000           $    45,000
SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                                              $    79,000           $    43,000
       Property and equipment acquired under capital lease                                        $   221,000           $   255,000
       Conversion of trade payables into notes payable                                            $   200,000           $ 1,744,000
       Conversion of notes payables into common stock                                             $   218,000           $ 2,198,000

       The Company purchased Metropolitan Respirator Service, Inc.
               for $8,791,000 (including cash payments of $4,411,000)
               The purchase price was allocated to the assets and liabilities assumed based on their fair value as follows:
               Current assets                                                                                           $ 3,771,000
               Rental equipment                                                                                             434,000
               Property, plant and equipment                                                                                181,000
               Other assets                                                                                                 947,000
               Excess of purchase price over net assets acquired                                                          6,527,000
               Customer List                                                                                                225,000
               Non Compete Covenant                                                                                         360,000
               Current liabilities                                                                                       (3,431,000)
               Long term liabilities                                                                                       (223,000)
               Promissory notes issued                                                                                   (3,066,000)
               Common stock issued                                                                                       (1,314,000)
                                                                                                                        -----------
               Cash paid to acquire Metropolitan Respirator Service, Inc.                                               $ 4,411,000
                                                                                                                        -----------




       The accompanying notes to consolidated financial statements are an integral part of these statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - DESCRIPTION OF BUSINESS

     Community Care Services, Inc., ("CCS") and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS"), (collectively, "The Company") provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sell home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey.

(NOTE B) - SIGNIFICANT ACCOUNTING POLICIES

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

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

     [8] Accounting for Impairment of Long-Lived Assets

         In fiscal year 1998 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company reviewed its long-lived assets based on expected future cash flows and determined that there was an impairment of such assets. Accordingly, in fiscal year 1998, the Company recorded a charge to operations of approximately $4,225,000 (See Note D).

     [9] Income taxes

         The Company records income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets or liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is necessary to reduce deferred tax assets to the amounts expected to be realized.

     [10] Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these financial statements are the estimated allowance for doubtful accounts, the deferred tax asset valuation allowance and the useful life of excess of purchase price over fair value of net assets acquired. Actual results could differ from those estimates.

     [11] Net Loss Per Share

         Basic and diluted net loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the years. Potentially issuable common shares, upon exercise or conversion of options, warrants and convertible notes are not included in the fully-diluted calculation as their effect would be antidilutive.

     [12] Software Development Costs

         In fiscal 1998, the Company adopted Statement of Position 98-1 ("SOP 98-1")"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which was issued in March 1998. SOP 98-1 provides for the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption did not have a material effect on the financial statements.

     [13] Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accruals approximate fair value because of the short-term nature of these items. Based on the current market rates offered for similar debt of the same maturity, the carrying amount of the Company's debt also approximates fair value at March 31, 1999.

(NOTE C) - ACQUISITIONS

     [1] Metropolitan Respirator Service, Inc.

         On May 10, 1997, the Company acquired 68% of the outstanding shares of MRS, which is engaged in the sale and rental of medical supplies and durable medical equipment within the New York metropolitan area. The purchase price was approximately $5,993,000, consisting of approximately $2,800,000 in cash, Promissory Notes ("Promissory Notes") with a face value of $2,967,000 accruing interest at a rate of 6% per annum, a portion of which was issued to certain MRS employees (including a Promissory Note for $444,000 issued to the brother-in-law of the then President and Chief Executive Officer of the Company), and 62,243 shares of the Company's common stock with a value of $226,000. The notes are payable in two payments. On January 2, 1999, one half of the principal and accrued interest was payable and the remaining one half of the principal and accrued interest is payable January 2, 2000. In lieu of cash

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY payment, the Promissory Notes holder ("Note Holder") may elect to convert up to eighty percent (80%) of the outstanding principal balance of the Promissory Notes and the accrued interest thereon payable on the dates set forth above into shares of common stock, par value $.01 per share based on a valuation of $4.00 per share, irrespective of the actual market value of the shares on the date of such conversion. If the Note Holder does not make such election, the Company may do so. With respect to the remaining twenty (20%) of the payment due, the Note Holder may, but is not obligated to, require that such amount be converted into shares or take such payment in cash. In the aggregate, the Promissory Notes and accrued interest may be converted into a maximum of 897,000 shares of common shares of the Company (See Note E).

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

         Upon the closing of the MRS acquisition, the Company entered into employment agreements with certain of the former owners of MRS who became officers of the Company (See Note I) and in addition, certain of such individuals were granted options to purchase 45,000 common shares, under the Company's Incentive Stock Option Plan.

         The purchase price has been allocated to the assets and liabilities assumed based on their estimated fair values as follows:

Purchase Price:

         Cash                                                                        $ 4,100,000
         Issuance of notes payable                                                     3,066,000
         Common stock                                                                  1,314,000
         Costs of acquisition                                                            311,000
                                                                                     ------------

                  Total                                                              $ 8,791,000
                                                                                     ============
 Allocation:
         Current assets                                                              $ 3,771,000
         Rental equipment                                                                434,000

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

         Property and equipment                                                          181,000
         Other assets                                                                    947,000
         Excess of purchase price over fair value of net assets acquired               6,527,000
         Customer list                                                                   225,000
         Non compete covenant                                                            360,000
         Current liabilities                                                          (3,431,000)
         Long term liabilities                                                          (223,000)
                                                                                     ------------

                  Total                                                              $ 8,791,000
                                                                                     ============


         The MRS acquisition has been accounted for as a purchase and accordingly, the results of operations of MRS are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma summary of data for the fiscal year ended March 31, 1998, assuming the acquisition of MRS had taken place on April 1, 1997, is as follows:

                                                                                      YEAR ENDED
                                                                                      MARCH 31,
                                                                                         1998
                                                                                     -----------
Net revenues                                                                         $20,102,000
Net (loss)                                                                           ($6,299,000)
Net (loss) per common share - basic and diluted                                           ($0.95)


 [2] ADAM HEALTH CARE EQUIPMENT CORP. ("ADAM")

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

(NOTE D) - IMPAIRMENT OF LONG LIVED ASSETS

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

         The Company has analyzed the impact of the Budget Act's oxygen reimbursement reduction on its operating plans, liquidity, cash flows and the recoverability of long lived assets. The recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operations. This evaluation resulted in a charge of approximately $4,225,000 to the excess of purchase price over fair value of net assets acquired in fiscal year 1998. Also, this evaluation led the Company to determine that the remaining amortization period for the excess of purchase price over fair value of net assets acquired should be reduced from 30 to 20 years.

(NOTE E) - CONVERSION OF NOTES PAYABLE

         On March 1, 1998, two officers of the Company and former owners of MRS, who were issued Promissory Notes by the Company in the amounts of $1,302,000 and $1,176,000, respectively, surrendered their Promissory Notes (See Note C). In consideration for such action, the Company converted eighty percent of the Promissory Notes into shares of its common stock, with such individuals receiving 557,806 shares and cash payments of $139,000. The remaining amount of the Promissory Notes and interest thereon will be repaid monthly. Such individuals will receive monthly payments aggregating $19,000. On May 8, 1998, one of such individuals resigned from his position with the Company and entered into a Consulting Agreement for a term of two years expiring on May 9, 2000, for a fee of $55,000 per year.

         On January 2, 1999, the Company converted eighty percent (80%) of the promissory note payments into 54,960 shares of its common stock. The remaining twenty percent (20%) of the promissory note payments was paid in cash.


(NOTE F) - ACCOUNTS RECEIVABLE

         Accounts receivable at March 31, 1999 consists of the following:

Billed receivables                                         $ 4,539,000
Unbilled receivables                                         1,975,000
                                                           ------------

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                                                             6,514,000
Less allowance for doubtful accounts                        (1,852,000)
                                                           ============
                                                           $ 4,662,000
                                                           ============



         Unbilled receivables represent delivered products or services rendered as of March 31, 1999 which will be billed when the Company obtains the physician's written prescription. Management evaluates the adequacy of the allowance based on the specific payor and general economic conditions including the aging of the account and the nature of the payor (private or government agencies).

         In fiscal year 1999 and 1998, the Company recorded provisions for doubtful accounts of $1,173,000 and $1,853,000, respectively, based principally on its determination that recovery of the receivables were unlikely and that the additional costs of collection would not prove to be economically beneficial.

(NOTE G) - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1999 consists of the following:

Machinery and Equipment                                    $    397,000
Software                                                        911,000
Furniture and Fixtures                                          112,000
Delivery Vehicles                                               193,000
Leasehold Improvements                                          341,000
                                                           -------------
                                                              1,954,000
Less accumulated depreciation and amortization                 (480,000)
                                                           ============
                                                            $ 1,474,000
                                                           ============


         Included in property and equipment is approximately $517,000 of assets acquired under capital leases. At March 31, 1999, the accumulated depreciation of these assets is approximately $57,000.






(NOTE H) - EMPLOYEE BENEFIT PLANS

     [1] Defined Benefit Plan:

         MRS sponsored a noncontributory defined benefit pension plan covering all non-union employees. The plan called for benefits to be paid to eligible employees at retirement based primarily upon years of service with MRS and compensation rates near

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY retirement. Contributions to the plan reflected benefits attributed to employees' services to date, as well as services expected to be earned in the future. Plan assets consisted primarily of government securities. On October 15, 1997 the board of directors of MRS voted to freeze the plan, which was subsequently terminated in February 1999 at which time the plan made lump sum distributions of approximately $1,268,000 to plan participants.


Pension expense includes the following components:

                                                                             1999                   1998
                                                                           --------               --------
Service cost-benefits earned during period                                                        $ 58,000
Interest cost on projected benefit obligation                              $ 64,000                 61,000
Actual return on plan assets                                                (40,000)               (45,000)
Net amortization and deferral                                               (33,000)               (13,000)
Loss on termination of plan                                                  85,000
                                                                           --------               --------
Net periodic pension expense                                               $ 76,000               $ 61,000
                                                                           ========               ========


     [2] Defined Contribution Plan

         On February 27, 1998, Community Care Services, Inc. 401(k) Plan ("CCS 401(k) Plan") became effective. Subsequent to February 1998, the assets of Metropolitan Respiratory Service Inc. Profit Sharing Plan were transferred to the CCS 401(k) Plan. The CCS 401(k) Plan allows employees to contribute a portion of their pretax and/or after tax income in accordance with specified guidelines. The Company matches a percentage of the employee contributions up to a certain limit. Such matching contribution aggregated $62,000 and $15,000 for the fiscal years ended March 31, 1999 and 1998, respectively.

(NOTE I) - COMMITMENTS

         The Company is obligated under long-term non-cancelable operating and capital leases for premises and equipment expiring in various years through 2004. In addition to the basic rental on one of the premises, the lease provides for increases for real estate taxes.

         Future minimum lease payments are as follows:

       Years Ended March 31,                                      Capital Lease         Operating Lease
                                                                ------------------     ------------------
                2000                                                      138,000                132,000
                2001                                                       98,000                 99,000

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                2002                                                       36,000                      0
                2003                                                       17,000                      0
                2004                                                        6,000                      0
                                                                         ---------             ----------
       Total minimum lease payments                                       295,000              $ 231,000
                                                                                               ---------
       Less amounts representing interest                                 (40,000)
                                                                         ---------
       Present value of minimum lease payments                           $255,000
                                                                         ---------


         Rent expense was $182,000 and $302,000 for the years ended March 31, 1999 and 1998, respectively.

         As of April 1, 1999, the Company entered into restated and amended employment agreements with two officers providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual written agreement.

(NOTE J) - INDEBTEDNESS

     [1] Note  Payable - Bank:

         On March 14, 1997, the Company obtained a $4,000,000 line of credit from The Bank of New York ("BONY"), which is evidenced by a promissory note. In July 1997, BONY notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal investigation of the Company is completed (See Note M). As of May 31, 1999, the Company had drawn down $2,500,000. The loan is collateralized by all assets of the Company, bears interest at the prime rate (7.75% at March 31, 1999) and is payable on demand.

     [2] Notes payable

          Suppliers
        Payable at monthly intervals beginning July 1999 through December 2000,
               unsecured, with interest at 9.0%                                                   60,000
        Payable at monthly intervals through February 2000, unsecured, with
          Interest at 14.4%                                                                      118,000
        Payable at monthly intervals through June 1999, collaterized by all assets
               of the Company, subordinate to Note Payable - Bank with interest at 10.5%         195,000

          Other
        Notes payable - VIPS Medicare System payable at monthly intervals
               through July 1999, with interest at 12.0%                                          50,000
        Notes payable - Adam Health Care Equipment Corp., collateralized by certain assets, subordinate to Note Payable - Bank bearing interest
              at 9%, payable in monthly principal payments of $23,000                            307,000
        Notes payable  in connection with acquisition of MRS, accruing interest at
              a rate of 6%, $462,000 due January 2000 (See Note C)                               462,000

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

        Credit line - Tokai Financial Services, Inc.                                            279,000
                                                                                            -----------


                                                                 Total Debt                 $ 1,471,000
                                                                 Less Current Portion        (1,372,000)
                                                                                            -----------

                                                                 Long Term Portion          $    99,000
                                                                                            -----------




        Future principal payments of long-term debt are as follows:

                 2000                              $ 1,372,000
                 2001                                   99,000
                                                   ------------
                                                   $ 1,471,000
                                                   ------------


         In March 1998, the Company entered into an agreement to finance a new computer system with Tokai Financial Services, Inc. ("Tokai"). The agreement allows the Company to draw down $600,000 under a line of credit. Tokai has capped the line at $480,000 until the federal investigation, as described in Note M is resolved. Once the $480,000 is drawn down under the line of credit, it will then be converted into a master lease agreement payable over forty eight months. The line of credit and master lease agreement bear interest at 11.6%. The interest rate is computed on a floating rate of 6.5% above the two-year U.S. Treasury Bill. The two-year U.S. Treasury Bill rate at March 31, 1999 was 5.02%. As of March 31,1999, $279,000 has been drawn down under the line of credit. In April 1999, the Company purchased $180,000 of additional equipment, which was financed by Tokai. The line of credit is collaterized by a lien on all of the Company's assets, subordinate to prior lienholders.


(NOTE K) - STOCKHOLDERS' EQUITY

     [1] Common Stock

         The following table summarizes the amount of Common Stock reserved for issuance at March 31, 1999:

        Stock Option Plan                                         853,000
        Convertible Promissory Notes                               54,960

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

        Warrants                                                5,783,332
                                                                ----------

        Total Common Stock Reserved for Issuance                6,691,292
                                                                ----------


     [2] Warrants

         In connection with the Company's initial public offering in fiscal year 1996 the Company issued 1,495,000 Class A warrants. In fiscal year 1996 the Company exchanged 3,171,665 shares of common stock for 2,883,332 Class A warrants. Each Class A warrant entitles its holder, commencing two years from October 1996, to purchase one share of common stock at an exercise price of $6.00 per share. The warrants expire on October 17, 2003, seven years after October 1996.

         The warrants are redeemable by the Company at a price of $.05 per redeemable warrant, commencing two years from the effective date of the initial public offering and prior to their expiration, on 30 days prior written notice to the registered holder of the Class A warrants, providing the closing high bid price per share of the common stock, or the last sale price per share if listed on a national exchange for a period of 20 consecutive trading days ending not more than three days prior to the date of any redemption notice equals or exceeds at least $8.00, subject to adjustment. The warrants are exercisable until the close of the business day preceding the date fixed for redemption. In addition, subject to the rules of the NASD, the Company has agreed to engage Maidstone Financial Inc. as warrant solicitation agent, in connection with which it would be entitled to an 8% fee upon exercise of the warrants.

         In connection with the issuance in 1996 of certain notes payable (the "8% Notes Payable"), which were repaid from the proceeds of the Company's initial public offering, the Company issued warrants for the purchase of 1,275,000 shares of common stock at a purchase price of $7.50 per share; exercisable commencing February 1997 to February 2001. Upon closing of the initial public offering the warrants were exchanged into an equal number of Class A warrants.


     [3] Underwriters' Warrant

         In connection with its initial public offering, the Company sold to its underwriters, for $10, an underwriters' warrant to purchase 130,000 shares of common stock and/or 130,000 Class A warrants. The underwriters' warrant is exercisable for a four-year period commencing one year from October 1996 and entitles the underwriters to purchase each share of common stock or warrant covered thereby at an exercise price of $8.42, of common stock or warrant, subject to adjustment in certain events. The underwriters' warrant may not be sold, transferred, assigned or hypothecated except to officers of the underwriters or members of the selling group of any officer or partner of any member of the selling group. The price is payable for the securities upon exercise of the underwriters'

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY warrant and the number of securities underlying the underwriters' warrant are subject to adjustment to prevent dilution.

         In June 1998, 31,850 underwriter warrants were exercised for approximately $6,000 and the Company issued 31,850 Class A warrants.

         The following table summarizes the Class A Warrants outstanding at March 31, 1999:

                                                                                             EXERCISE
                                                                                               PRICE
                                                                                           --------------
Warrants issued in exchange for common                                                      $        6.00                  2,883,332
shares
Warrants issued with 8% Notes Payable                                                       $        7.50                  1,275,000
Warrants issued with initial public offering                                                $        6.00                  1,495,000
Underwriters' warrants                                                                      $        8.42                    130,000
                                                                                                                           ---------

Total Class A Warrants Outstanding                                                                                         5,783,332
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


     [5]  Stock Option  Plan

         The Company's 1996 Stock Option Plan, as amended, (the "Plan") authorizes the granting of stock options to officers, employees, directors and consultants of the Company or any of its subsidiaries to purchase an aggregate of not more than 853,000 shares of the Company's common stock. As of March 31, 1999, options to purchase an aggregate of 252,500 shares of common stock have been granted and options to purchase 86,500 shares have been canceled. Options to purchase an aggregate of 687,000 shares of common stock are available for grant under the Plan.

         The Plan is administered by a Stock Option Committee (the "Committee") consisting of two disinterested members of the Board of Directors. In general, the

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

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

         Additional information with respect to options issued under the plan is summarized as follows:

                                                            YEAR ENDED                                  YEAR ENDED
                                                          MARCH 31, 1999                              MARCH 31, 1998
                                              ----------------------------------------     -------------------------------------
                                                                    WEIGHTED AVERAGE                           WEIGHTED AVERAGE
                                                  OPTIONS            EXERCISE PRICE            OPTIONS          EXERCISE PRICE
                                              -----------------     ------------------     ----------------    -----------------
Outstanding at April 1,                                 89,500                 $ 4.32               31,500               $ 4.97
Granted                                                157,000(1)                1.13               62,000                 3.55
Exercised
Canceled                                               (80,500)                 (4.00)              (4,000)                4.76
                                              -----------------      -----------------     -----------------    ----------------
Outstanding at March 31,                               166,000                 $ 1.28               89,500               $ 4.32
                                              -----------------     ------------------     ----------------    -----------------

Exercisable at March 31,                               137,000                 $ 1.39                    0               $ 0.00
                                              -----------------     ------------------     ----------------    -----------------

Weighted average fair value of options                                          $ .37                                    $ 2.44
granted                                                             ------------------                         -----------------


         (1) Includes 122,000 options earned by a consultant which are to be issued subsequent to March 31, 1999.

         The following table summarizes information about outstanding stock options granted at March 31, 1999:


                                                       WEIGHTED AVERAGE REMAINING
      RANGE OF EXERCISE              NUMBER                 CONTRACTUAL LIFE            WEIGHTED AVERAGE
            PRICE                  OUTSTANDING                 (IN YEARS)                EXERCISE PRICE
     ---------------------    ---------------------    ---------------------------    ----------------------
                   $ 5.10                    5,000                           7.50                    $ 5.10

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                     2.38                    4,000                           8.17                      2.38
                     1.31                  122,000                           10.0                      1.31
                      .50                   10,000                            .08                       .50
                      .50                   25,000                           9.75                       .50
                                          ---------
                                           166,000
                                          ---------



         The Company applies APB No. 25 and related Interpretations in accounting for its employee stock options. Accordingly, no compensation cost has been recognized for its employee stock option grants. The effect of applying Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation", on 1999 and 1998 pro forma net loss, as stated below is not necessarily representative of the effects on reported net income (loss) for future years due to, among other things: (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation costs for the Company's stock option grants been determined based upon the fair value at the grant dates for awards consistent with the methodology prescribed under SFAS No. 123, the Company's net
(loss) income and (loss) earnings per share would have been the proforma amounts indicated as follows:


                                                                                        YEAR ENDED
                                                                                         MARCH 31,
                                                                         ------------------------------------------
                                                                               1999                    1998
                                                                         ------------------     -------------------
      Net Loss
               As reported                                                      ($ 67,000)           ($ 5,551,000)
               Proforma                                                         ($ 77,000)           ($ 5,674,000)

      Net Loss per share
               As reported                                                        ($ 0.01)                ($ 0.84)
               Proforma                                                           ($ 0.01)                ($ 0.86)


         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998 as indicated follows:


                                                                                  1999                  1998
                                                                           -------------------    -----------------
      Dividend yield                                                                       0%                   0%
      Volatility                                                                          .6                   .6
      Risk free interest rate                                                           5.55 %               5.55%
      Expected life                                                                       10                   10



(NOTE L) - CONCENTRATION OF RISK:

       Percentage of revenues from principal sources was as follows:

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                                                                YEAR ENDED
                                                                 MARCH 31,
                                                               ----------------
                                                                1999     1998
                                                               ----------------
    Medicaid                                                    30.5%    30.7%
    Medicare                                                    34.2%    30.0%
    Private insurance and other non government agencies         35.3%    39.3%
                                                               ================
    Total                                                      100.0%   100.0%
                                                               ================

    Percentage of accounts receivable was as follows:

                                                                    AT
                                                                 MARCH 31,
                                                               ----------------
                                                                1999     1998
                                                               ----------------
    Medicaid                                                    19.7%    18.0%
    Medicare                                                    28.1%    37.3%
    Private insurance and other non governmental agencies       52.2%    44.7%
                                                               ================
    Total                                                      100.0%   100.0%
                                                               ================


      The Company derives the majority of its revenue from reimbursements by third-party payors, typically invoicing and collecting payments directly from the third-party payor.

      During the fiscal years ended March 31, 1999 and March 31, 1998, the Company's five largest sources of referral accounted for approximately 55% and 41%, of the Company's total net revenues, respectively.

      During the fiscal year ended March 31, 1999, the Company purchased approximately $3,599,000 of product and supply from two vendors. These purchases represent 57.9% of the total purchases of product and supply. At March 31, 1999 the Company has note and trade payables due to such vendors of approximately $1,465,000.

      Reimbursements can be influenced by the financial instability of private third-party payors and the budget pressures and cost shifting by governmental payors. A reduction in coverage or reimbursement rates by third-party payors could have a material adverse effect on the Company's results of operations.

      The Company must comply and is subject to extensive federal and state regulations in connection with its participation in Medicaid and Medicare. Like other Medicaid and Medicare providers, it is subject to governmental audits and other reviews and investigations related to Medicaid and Medicare reimbursement claims. It is also subject to various fraud and abuse laws that are designed to maintain the integrity of the Medicare and Medicaid programs (See Note M).

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

(NOTE M) - CONTINGENCIES

      On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer and Chief Operating Officer and the Company itself are targets of a U. S. Department of Justice criminal investigation for allegedly improper payments relating to a contract to provide healthcare services outside of New York State involving Medicare. If it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fine of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at the risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes related to their employment the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. If such occurred, it would have a material adverse effect on the Company's business, results of operations, and financial condition and the Company may not be able to continue as a going concern. The Company has cooperated with the government in the Department of Justice criminal investigation.

      The New York State Department of Health ("DOH") performs audits and investigations of the New York State Medicaid Program. The New York State Department of Social Services ("DSS") previously performed this function. The DSS was abolished as a result of New York State legislation. Prior to the abolishment of DSS, that agency, on May 16, 1997, issued a Draft Notice of Proposed Agency Action and Draft Audit Report regarding the Company ("The Draft Notice"). Pursuant to the Draft Notice, DSS sought recovery of $227,000 from the Company as well as exclusion of the Company as a provider under the New York State Medicaid program. Pursuant to DOH's process, the Company, through its healthcare regulatory counsel, submitted a detailed response to the Draft Notice. DOH thereafter reviewed its draft findings and recommendations and issued a final Notice, pursuant to which DOH reduced the amount of the proposed audit recovery to $83,978. DOH has also withdrawn its intention to exclude the Company as a provider under the New York State Medicaid program. DOH has issued an advisory to the Company that continued performance issues of the type or nature addressed in the audit could result in a severe sanction in the future. As a further development, the Company has agreed to surrender its Medicaid provider number, in favor of conducting its Medicaid business through MRS. During the fourth quarter of fiscal year 1999 the Company completed the transfer of its Medicaid business to MRS. The effective date of the surrender of the Company Medicaid provider number was March 1, 1999.

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

(NOTE N) - INCOME TAXES

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

      The Company files its federal tax return on a consolidated basis commencing with fiscal year ended March 31, 1999.

      The provision (benefit) for income taxes for the fiscal years ended March 31 consist of the following:

                                                           YEAR ENDED
                                                           MARCH 31,
                                                      ------------------------
                                                        1999           1998
                                                      --------     -----------
  Current
     Federal                                                 0     ($268,000)
     State and local                                  $ 37,000       (18,000)
                                                      --------     -----------
     Total current                                      37,000      (286,000)
                                                      --------     -----------

  Deferred
     Federal                                           116,000       216,000
     State and local                                    60,000       111,000
                                                      --------     -----------
     Total deferred                                    176,000       327,000
                                                      --------     -----------

  Provision for income taxes                          $213,000      $ 41,000
                                                      ========     ===========

      The difference between the provision for income taxes and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                           YEAR ENDED
                                                            MARCH 31,
                                                      -------------------------
                                                        1999          1998
                                                      --------    -----------
  Provision (benefit) for federal income taxes
  at statutory rate of 34%                            $ 50,000    ($1,873,000)
  State and local provision (benefit), net of           43,000       (707,000)
  federal effect
  Non deductible items, primarily goodwill              94,000      1,856,000
  Increase in valuation allowance                            0        979,000
  Utilization of net operating loss                          0       (268,000)
  Underaccrual of prior years' state and local
  taxes, net of federal effect                          26,000              0
  Other                                                                54,000
                                                      --------    -----------

  Provision for income taxes                          $213,000       $ 41,000
                                                      ========    ===========

      The net deferred tax asset at March 31, 1999, consists of the following:

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY

                                                                    1999
                                                                 ----------
Deferred tax assets:
  Allowance for doubtful accounts                                 $741,000
  Inventory allowance                                               64,000
  Accrued liabilities                                               94,000
  Federal and state net operating loss carryforwards               526,000
  Financial depreciation and amortization in excess of
   tax                                                               7,000
                                                                 ----------
Total deferred tax assets, before valuation allowance            1,432,000
  Less: Valuation allowance                                       (979,000)
                                                                 ----------
Net deferred tax assets                                           $453,000
                                                                 ==========

      The valuation allowance has been provided against a portion of the deferred tax asset as realization of future tax benefits attributable thereto is not considered more likely than not. The valuation allowance increased by $979,000 during the year ended March 31, 1998. There was no change in the valuation allowance during the year ended March 31, 1999.

      As of March 31, 1999, the Company has approximately $1,315,000 of net operating loss carryforwards available, expiring in 2013. If the merger referred to in Note O is consummated, there will be an annual limit on the net operating loss carryforwards as required by the provisions of Section 382 of the Internal Revenue Code, which may require an increase in the valuation allowance.

(NOTE O) - SUBSEQUENT EVENTS

      On June 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landauer Hospital Supplies, Inc. ("LHS"), a New York corporation and LHS Merger Sub, Inc., a wholly owned subsidiary of LHS ("Merger Sub"). LHS is an affiliate of LTTR Home Care, LLC ("LTTR") and is controlled by the chairman of the Company's Board of Directors. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from the Company's former President and Chief Executive Officer. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity ("the Merger"). As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in cash in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. The Company has agreed that if the Merger is not consummated, the Company will pay LHS a termination fee of $350,000, plus certain other costs.

                                  EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------
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

3.04        Certificate of Amendment to Certificate of Incorporation*

3.05        Certificate of Amendment to Certificate of Incorporation*

3.06        Certificate of Amendment to Certificate of Incorporation*

4.01 Specimen Certificate representing the Common Stock, Par value $.01 per share.*

9.01        Shareholders Agreement dated as of March 12, 1999 by and among Alan
            Landauer, Donald Fargnoli, Allan Goldfeder, Louis Rocco, Saverio
            Burdi and Wade Wilson (incorporated herein by reference to Amendment
            No. 1 to Schedule 13D filed on March 18, 1999 by Alan J. Landauer and LTTR Home Care, LLC).

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

10.15       Employment Agreement between the Company and Saverio D. Burdi dated
            May 10, 1997**

10.16       Employment Agreement between the Company and Donald Fargnoli dated
            May 10, 1997**

10.17       Employment Agreement between the Company and Louis Rocco dated May
            10, 1997**

10.18       Employment Agreement between the Company and Wade Wilson dated May
            10, 1997**

10.19       Letter Agreement between the Company and Donald Fargnoli dated March
            1, 1998**

10.20       Letter Agreement between the Company and Louis Rocco dated March 1,
            1998**

10.21       Amendment No.1 to Employment Agreement between the Company and
            Donald Fargnoli dated March 1, 1998**

10.22       Amendment No. 1 to Employment Agreement between the Company and
            Louis Rocco dated March 1, 1998**

10.23       Consulting Agreement between the Company and Donald Fargnoli dated
            May 9, 1998**

10.24       Letter Agreement between the Company and Donald Fargnoli dated May
            9, 1998**

10.25       Letter of Intent dated as of April 6, 1999, between LTTR Home Care,
            LLC Community Care Services, Inc. (incorporated by reference to
            Amendment No. 2 to Schedule 13D filed by Alan J. Landauer and LTTR
            Home Care, LLC on April 23, 1999)

10.26       Letter Agreement dated as of April 6, 1999, among LTTR Home Care,
            LLC and Dean L Sloane, Mary Sloane, Craig V. Sloane, Joshua Sloane and the Sloane Family Foundation (incorporated by reference to Amendment No. 2 to Schedule 13D filed by Alan J. Landauer and LTTR
            Home Care, LLC on April 23, 1999)

10.27 Agreement and Plan of Merger dated as of June 14, 1999, among the Company, Landauer Hospital Supplies, Inc. and LHS Merger Sub, Inc.
            (incorporated herein by reference to the Company's Preliminary Proxy
            Statement filed on June 17, 1999)

10.28       Restated and Amended Employment Agreement between the Company and
            Saverio D. Burdi dated April 1, 1999

10.29       Restated and Amended Employment Agreement between the Company and
            Louis Rocco dated April 1, 1999

21.01       Subsidiaries

27.01       Financial Data Schedule

*Incorporated by reference to the Company's Registration Statement on Form SB-2 dated October 16, 1996.

**Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.