Form 10QSB
period 1999-06-30
COMMUNITY CARE SERVICES INC
filed 1999-08-16
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [Mark One]

X   Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

___ Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________to__________

Commission file number  333-1700

                          COMMUNITY CARE SERVICES, INC.
                  ---------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  New York                            13-3677548
           -----------------------              -----------------------
          (State or other Jurisdiction             (I.R.S. Employer
          Incorporation or Organization).         Identification No.)


                                18 Sargent Place
                          Mount Vernon, New York 10550
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (914) 665 - 9050
                               -------------------
                           (Issuer's Telephone Number)

                                      NONE
             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)




          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documented and reports required to be filed by Section 13 or 15 (d) of the Exchange Act after the distribution of securities under a Plan confirmed by a court.

Yes  ________     No  ________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,217,851

Transitional Small Business Disclosure Format (check one):

Yes     x     No  ________

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                       FIRST QUARTER REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS


                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets at
                 June 30, 1999 (unaudited) and March 31, 1999                 2

                 Condensed Consolidated Statements of Operations for the
                 Three Months Ended June 30, 1999 (unaudited) and 1998
                 (unaudited)                                                  3

                 Condensed Consolidated Statements of Cash Flows for
                 the Three Months Ended June 30, 1999 (unaudited)
                 and 1998 (unaudited)                                       4-5

                 Notes to Condensed Consolidated Financial Statements       6-8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                      9-14

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           15
         Item 2. Changes in Securities                                       15
         Item 3. Defaults Upon Senior Securities                             15
         Item 4. Submission of Matters to a Vote of Security Holders         15
         Item 5. Other Information                                           15
         Item 6. Exhibits and Reports on Form 8-K                            15


Signatures                                                                   16

                COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               AS AT               AS AT
                                                                              JUNE 30,            MARCH 31,
                                                                                1999                1999
                                                                            ------------        ------------
                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $    117,000        $     84,000
    Accounts receivable, net of allowance for doubtful
       accounts of $1,738,000 and $1,852,000                                   4,285,000           4,662,000
    Inventory, net                                                               507,000             459,000
    Prepaid expenses and other current assets                                     43,000             116,000
    Deferred tax asset, net                                                      433,000             453,000
                                                                            ------------        ------------
                TOTAL CURRENT ASSETS                                           5,385,000           5,774,000

Rental equipment, net                                                          2,015,000           2,256,000
Property and equipment, net                                                    1,599,000           1,474,000
Excess of purchase price over fair value of  net assets acquired, net          2,120,000           2,151,000
Covenants not to compete, net                                                    310,000             345,000
Accounts and customer list, net                                                  252,000             262,000
Other assets                                                                      35,000              32,000
                                                                            ------------        ------------
                TOTAL  ASSETS                                               $ 11,716,000        $ 12,294,000
                                                                            ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   LIABILITIES
CURRENT LIABILITIES:
    Accounts payable                                                           2,493,000        $  2,611,000
    Accrued expenses                                                             468,000             738,000
    Note payable - Bank                                                        2,500,000           2,500,000
    Current portion of long term debt                                            868,000           1,372,000
    Current portion of capital lease obligations                                  76,000             115,000
                                                                            ------------        ------------
                TOTAL CURRENT LIABILITIES                                      6,405,000           7,336,000

Long term portion of debt                                                        436,000              99,000
Long term portion of capital lease obligations                                   123,000             140,000
                                                                            ------------        ------------
                TOTAL LIABILITIES                                              6,964,000           7,575,000
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding  7,200,009 shares                                      72,000              72,000
Additional paid in capital                                                    10,213,000          10,206,000
Accumulated deficit                                                           (5,533,000)         (5,559,000)
                                                                            ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                     4,752,000           4,719,000
                                                                            ------------        ------------

                TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 11,716,000        $ 12,294,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - UNAUDITED -

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                         ---------------------------
                                                            1999              1998
                                                         ----------       ----------
NET REVENUES                                             $4,351,000       $4,432,000
                                                         ----------       ----------
COST AND EXPENSES:
    Cost of net revenues
       Product and supply costs                           1,436,000        1,589,000
       Rental equipment depreciation                        301,000          247,000
                                                         ----------       ----------

       COST OF NET REVENUES                               1,737,000        1,836,000

    Selling, general and administrative                   1,871,000        2,133,000
    Provision for doubtful accounts                         390,000          213,000
    Amortization of intangible assets                        76,000           77,000
    Merger expense                                          124,000             --
                                                         ----------       ----------
    TOTAL COST AND EXPENSES                               4,198,000        4,259,000
                                                         ----------       ----------

    OPERATING  INCOME                                       153,000          173,000

    Interest expense, net                                   107,000          108,000
                                                         ----------       ----------

    Income before provision for income taxes                 46,000           65,000

    Provision  for income taxes                              20,000           20,000
                                                         ----------       ----------

NET  INCOME                                              $   26,000       $   45,000
                                                         ==========       ==========

Per share data :

    Net income per common share:
        Basic                                            $     0.00       $     0.01
                                                         ==========       ==========

        Diluted                                          $     0.00       $     0.01
                                                         ==========       ==========

    Weighted average number of shares outstanding:
        Basic                                             7,200,009        7,145,049
                                                         ==========       ==========

        Diluted                                           7,208,342        7,145,049
                                                         ==========       ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -

                                                                             FOR THE
                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    --------------------------
                                                                      1999             1998
                                                                    ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $  26,000        $  45,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization expense                             438,000          380,000
    Write off of rental equipment                                       7,000           19,000
    Provision for doubtful accounts                                   390,000          213,000
    Deferred tax asset                                                 20,000           20,000
    Non cash compensation                                               7,000             --
    Changes in operating assets and liabilities:
    Accounts receivable                                               (13,000)         217,000
    Inventory                                                         (48,000)         114,000
    Prepaid expenses and other current assets                          73,000          (26,000)
    Other assets                                                       (3,000)          (6,000)
    Accounts payable and accrued expenses                            (388,000)        (321,000)
                                                                    ---------        ---------
          Net cash provided by operating activities                   509,000          655,000
                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                     (67,000)        (446,000)
  Acquisition of property and equipment                                (4,000)        (125,000)
                                                                    ---------        ---------
          Net cash (used in) investing activities                     (71,000)        (571,000)
                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from promissory note                                        20,000          147,000
  Proceeds of bank borrowings under credit line                          --            150,000
  Exercise of underwriters warrants                                      --              6,000
  Repayments of credit line and term loan                                --            (53,000)
  Principal repayments of notes payable to suppliers                 (267,000)        (226,000)
  Repayments of former MRS stockholders notes                         (31,000)        (128,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                       (71,000)         (71,000)
  Principal repayments of capital lease obligations                   (56,000)         (56,000)
                                                                    ---------        ---------
          Net cash (used in) provided by financing activities        (405,000)        (231,000)
                                                                    ---------        ---------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                  33,000         (147,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       84,000          276,000
                                                                    ---------        ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 117,000        $ 129,000
                                                                    =========        =========


                                   (continued)

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -
                                   (CONTINUED)


                                                                            FOR THE
                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                   -------------------------
                                                                     1999             1998
                                                                   --------         --------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                                   $109,000         $104,000
                                                                   --------         --------
        Taxes                                                      $ 20,000         $   --
                                                                   --------         --------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease                   --               --
       Property and equipment acquired under capital lease          182,000            7,000



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - BUSINESS AND BASIS OF PRESENTATION

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

         The condensed consolidated financial statements of the Company for the three months ended June 30, 1999 and 1998 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1999, the results of operations, and the cash flows for the three months ended June 30, 1999 and 1998.

         The results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, other asset valuation allowances and certain liabilities. Management periodically reevaluates the estimates inherent in certain financial statement amounts and adjust them accordingly. Actual results could differ from these estimates.

(NOTE B) - EARNINGS PER SHARE

         Basic and diluted net income per share is determined by dividing net income by the weighted average number of common shares outstanding during the years. Potentially issuable common shares, upon exercise or conversion of options, warrants and convertible notes are included in the diluted calculation if their effect would be dilutive.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE C) - MERGER WITH LTTR HOME CARE, LLC

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

         On June 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landauer Hospital Supplies, Inc. ("LHS"), a New York corporation and LHS Merger Sub, Inc., a wholly owned subsidiary of LHS ("Merger Sub"). LHS is an affiliate of LTTR and is controlled by the Chairman of the Company's Board of Directors. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from the Company's former President and Chief Executive Officer. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity ("the Merger"). As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in cash in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. The Company has agreed that if the Merger is not consummated, the Company will pay LHS a termination fee of $350,000, plus certain other costs.

         On June 17, 1999, the Company filed a preliminary proxy statement with the Securities and Exchange Commission soliciting shareholder approval for the proposed Merger. On August 9, 1999, the Company filed an amendment to the preliminary proxy statement in response to comments received from the Securities and Exchange Commission.

          Costs related to the Merger, consisting mainly of professional fees, were approximately $124,000 for the three month period ended June 30, 1999.

(NOTE D) - COMMITMENTS AND CONTINGENCIES

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

          The Company currently has a $2,800,000 line of credit with the Bank of New York with interest payable at the prime rate. As of June 30, 1999, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed. The Bank has transferred the administration of the credit facility within the Bank to its Asset Recovery Department.

         In March 1998, the Company entered into an agreement to finance a new computer system with BNY Leasing ("BNY") formerly Tokai Financial Services, Inc. The agreement initially allowed the Company to draw down $600,000 under a line of credit. BNY had capped the line at $480,000 until the Federal Investigation, as discussed above was resolved. The Company has drawn down approximately $472,000 under the line of credit, and converted the line of credit into a master lease agreement payable over thirty six months, with monthly payments of approximately $16,000. The master lease agreement bears interest at 11.6%. As of June 30, 1999, the outstanding balance of the master lease agreement is approximately $461,000. The master lease is collaterized by a lien on all of the Company's assets, subordinate to prior lienholders.

         In April 1999, the Company entered into restated and amended employment agreements with two officers providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual written agreement.

         In June 1999, the Company borrowed $20,000 from LHS evidenced by a note bearing interest at 6.0%. The interest and principal is due June 2000.

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

RECENT DEVELOPMENTS

         On March 23, 1999, Mr. Bruce L. Ansnes, Co-Chairman of the Board, and Dr. Bernard M. Kruger resigned from the Board of Directors of the Company for personal reasons.

         On April 8, 1999, Mr. Alan J. Landauer was elected Director and Chairman of the Board of the Company. The nominees proposed by Mr. Landauer, Messrs. Thomas C. Blum and Gary J. Spirgel, were elected to the Board of Directors, together with incumbent directors Dean L. Sloane and Louis Rocco. Mr. Blum and Mr. Landauer are first cousins.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On June 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landauer Hospital Supplies, Inc. ("LHS"), a New York corporation and LHS Merger Sub, Inc., a wholly owned subsidiary of LHS ("Merger Sub"). LHS is an affiliate of LTTR and is controlled by the chairman of the Company's Board of Directors. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from the Company's former President and Chief Executive Officer. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity ("the Merger"). As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in cash in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. The Company has agreed that if the Merger is not consummated, the Company will pay LHS a termination fee of $350,000, plus certain other costs.

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

MEDICAL REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. The results for the three months ended June 30, 1999 reflect the reduction for the aforementioned Medicare reimbursement rates as compared to the three months ended June 30, 1998.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

         NET REVENUES - Net revenues decreased by approximately $81,000 or 1.8% to $4,351,000 for the three months ended June 30, 1999 from $4,432,000 for the three months ended June 30, 1998. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, additional reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

         COST OF NET REVENUES - Cost of net revenues decreased by approximately $99,000 or 5.4% to $1,737,000 for the three months ended June 30, 1999 from $1,836,000 for the three months ended June 30, 1998. Cost of net revenues decreased as a percentage of net revenues to 39.9% for the three months ended June 30, 1999 from 41.4% for the three months ended June 30, 1998. The decrease in cost of net revenues as a percentage of net revenues for the period ended June 30, 1999 is primarily attributable to the Company's ability to negotiate better pricing from its major suppliers.

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $262,000 or 12.3% to $1,871,000 for the three months ended June 30, 1999 from $2,133,000 for the three months ended June 30, 1998, and also decreased as a percentage of net revenues to 43.0% from 48.1%. The reduction in selling, general and administrative expenses is primarily attributable to cost reduction programs and a reduction in personnel. Included in selling, general and administrative for the three months ended June 30, 1999 and 1998, is approximately $2,000 and $23,000, respectively, of legal expenses related to the investigation by the U.S. Department of Justice (See Note D).

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company recorded a provision for doubtful accounts of approximately $390,000 for the three months ended June 30, 1999 as compared with $213,000 for the three months ended June 30, 1998.

         MERGER EXPENSE - The Company also incurred approximately $124,000 of professional fees related to the Merger for the three month period ended June 30, 1999.

         OPERATING INCOME - The Company generated operating income of approximately $153,000 for the three months ended June 30, 1999 as compared to an operating income of $173,000 for the three months ended June 30, 1998.

         INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $1,000 to $107,000 for the three months ended June 30, 1999 from $108,000 for the three months ended June 30, 1998.

         NET INCOME - The Company had a net income of approximately $26,000 for the three months ended June 30, 1999 as compared with net income of $45,000 for the three months ended June 30, 1998.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficiency of approximately $1,020,000 at June 30, 1999 from working capital deficiency of $1,562,000 at March 31, 1999. The current ratio increased to $.84 at June 30, 1999 from $.79 at March 31, 1999.

         Net cash provided by operating activities was approximately $509,000 for the three months ended June 30, 1999 compared with net cash provided by operating activities of approximately $655,000 for the three months ended June 30, 1998. The decrease of approximately $146,000 was primarily attributable to the increase in inventory and decreases in accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $71,000 for the three months ended June 30, 1999, compared with approximately $571,000 for the three months ended June 30, 1998. The decrease of approximately $500,000 is primarily attributable to a reduction in the acquistion of equipment.

         Net cash used in financing activities was approximately $405,000 for the three month ended June 30, 1999, compared with net cash used in financing activities of approximately $231,000 for the three months ended June 30, 1998. The decrease of approximately $174,000 was primarily attributable to a decrease in borrowings by the Company.

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

          The Company currently has a $2,800,000 line of credit with the Bank of New York with interest payable at the prime rate. As of June 30, 1999, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed (See Note D). The Bank has transferred the administration of the credit facility within the Bank to its Asset Recovery Department.

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

         The Company determined that it would be required to replace significant portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The company completed its hardware update in April 1999. The Company presently believes that with the addition of new software, the Year 2000 Issue will be remedied. The Company plans on completing the software updates by September 30, 1999. However, if such replacement is not made, or is not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company is in the process of developing a contingency plan for the Year 2000 Issue and expects to complete the plan by September 30, 1999.

         The Company has inquired with of its significant suppliers and large customers to determine the extent to which the Company is vulnerable to those parties' failure to remedy their own Year 2000 Issue. The Company's total Year 2000 project cost and estimates to complete include the estimated

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

costs and time associated with the impact of relevant other parties' Year 2000 Issue, and are based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

                  The Company has and will continue to utilize both internal and external resources to develop and test the software on its systems. The Company plans to complete the implementation by September 30, 1999. The total cost of the Year 2000 compliance project and other hardware and software updates is estimated at $1,115,000 and is being funded by a master lease agreement and from operations. To date, the Company has incurred costs of $972,000.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


PART II -OTHER  INFORMATION

ITEM 1   - LEGAL PROCEEDINGS
Information concerning legal matters in incorporated by reference from Part I, Note D of Notes to the Condensed Consolidated Financial Statements.

ITEM 2 - CHANGES IN SECURITIES
None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 4 (Submission of Matters to a Vote of Security Holders) of the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 is incorporated herein by reference.

ITEM 5 - OTHER INFORMATION
None

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8K

(a)      Exhibits

10.27 Agreement and Plan of Merger dated as of June 14, 1999 among the Company, Landauer Hospital Supplies, Inc. and LHS Merger Sub, Inc. (incorporated by reference to the Company's Preliminary Proxy Statement filed on June 17, 1999)

(b)      Reports on Form 8-K

         The Company filed a Report on Form 8-K on April 20, 1999 to report (i) a change in control of the Company resulting from the election of Alan J. Landauer, Thomas C. Blum and Gary J. Sprigel as Directors of the Company on April 8, 1999; (ii) the appointment of Alan J. Landauer as Chairman of the Board of Directors; and (iii) the execution by the Company and LTTR of a non-binding letter of intent effective April 6, 1999 pursuant to which LTTR or one of its affiliates will acquire the Company by way of merger for consideration of $1.20 per share payable to the holders of the Company's common stock. No financial statements or exhibits were attached to the Report.

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



                                       COMMUNITY CARE SERVICES, INC.
                                   -----------------------------------------
                                               (Registrant)

Date:  August 16, 1999                       /s/ Saverio D. Burdi
                                   -----------------------------------------
                                              Saverio D. Burdi,
                                           Chief Operating Officer

Date:  August 16, 1999                       /s/ Elia C. Guarneri
                                   -----------------------------------------
                                              Elia C. Guarneri,
                                            Chief Financial Officer
                                   Principal Financial & Accounting Officer