Form 10QSB
period 1999-09-30
COMMUNITY CARE SERVICES INC
filed 1999-11-15
CIK 1005139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 [Mark One]

 X Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

____Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________to__________

Commission file number  333-1700

                          COMMUNITY CARE SERVICES, INC.
                  ---------------------------------------------
            (Exact Name of Small Business Issuer as Specified in its
                                    Charter)

                     New York                      13-3677548
              -----------------------        -----------------------
             (State or other                      (I.R.S. Employer
             Jurisdiction Incorporation          Identification No.)
             or Organization).

                                18 Sargent Place
                          Mount Vernon, New York 10550
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (914) 665-9050
                               -------------------
                           (Issuer's Telephone Number)

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                      SECOND QUARTER REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS


                                                                                                       Page
                                                                                                   --------------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Consolidated Balance Sheets at
                    September 30, 1999 (unaudited) and March 31, 1999                                      2

                    Condensed Consolidated Statements of Operations for the
                    Three and Six Months Ended September 30, 1999 and 1998
                    (unaudited)                                                                            3

                    Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended September 30, 1999 (unaudited) and 1998
                    (unaudited)                                                                          4-5

                    Notes to Condensed Consolidated Financial Statements                                 6-9

         Item 2.    Management's Discussion and Analysis of Financial Condition and
                    Results of  Operations                                                             10-16

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                     17
         Item 2.    Changes in Securities                                                                 17
         Item 3.    Defaults Upon Senior Securities                                                       17
         Item 4.    Submission of Matters to a Vote of Security Holders                                   17
         Item 5.    Other Information                                                                     17
         Item 6.    Exhibits and Reports on Form 8-K                                                      17

Signatures                                                                                                18

                COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               AS AT              AS AT
                                                                            SEPTEMBER 30,        MARCH 31,
                                                                                1999               1999
                                                                            ------------        ------------
                                                                            (UNAUDITED)
                      ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                               $    135,000        $     84,000
    Accounts receivable,net of allowance for doubtful
       accounts of  $1,655,000 and $1,852,000                                  4,229,000           4,662,000
    Inventory, net                                                               575,000             459,000
    Prepaid expenses and other current assets                                    140,000             116,000
    Deferred tax asset, net                                                      402,000             453,000
                                                                            ------------        ------------
                TOTAL CURRENT ASSETS                                           5,481,000           5,774,000

Rental equipment, net                                                          1,866,000           2,256,000
Property and equipment, net                                                    1,587,000           1,474,000
Excess of purchase price over fair value of  net assets acquired, net          2,090,000           2,151,000
Covenants not to compete, net                                                    274,000             345,000
Accounts and customer list, net                                                  241,000             262,000
Other assets                                                                      35,000              32,000
                                                                            ------------        ------------

              TOTAL  ASSETS                                                 $ 11,574,000        $ 12,294,000
                                                                            ============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                 LIABILITIES
CURRENT LIABILITIES:
    Accounts payable                                                        $  2,625,000        $  2,611,000
    Accrued expenses                                                             299,000             738,000
    Note payable - Bank                                                        2,500,000           2,500,000
    Current portion of long term debt                                            823,000           1,372,000
    Current portion of capital lease obligations                                  97,000             115,000
                                                                            ------------        ------------
                TOTAL CURRENT LIABILITIES                                      6,344,000           7,336,000

Long term portion of debt                                                        341,000              99,000
Long term portion of capital lease obligations                                   105,000             140,000
                                                                            ------------        ------------
                TOTAL LIABILITIES                                              6,790,000           7,575,000
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES

                            STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; 1,000,000 shares none issued
Common stock, $.01 par value; authorized 20,000,000 shares,
    issued and outstanding  7,200,009 shares                                      72,000              72,000
Additional paid in capital                                                    10,213,000          10,206,000
Accumulated deficit                                                           (5,501,000)         (5,559,000)
                                                                            ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                     4,784,000           4,719,000
                                                                            ------------        ------------

                TOTAL  LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 11,574,000        $ 12,294,000
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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  - UNAUDITED -

                                                               FOR THE                          FOR THE
                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                          1999           1998           1999           1998
                                                       ----------     ----------     ----------     ----------
NET REVENUES                                           $4,320,000     $4,433,000     $8,671,000     $8,865,000
                                                       ----------     ----------     ----------     ----------

COST AND EXPENSES:
    Cost of net revenues
       Product and supply costs                         1,668,000      1,629,000      3,038,000      3,218,000
       Rental equipment depreciation                      285,000        154,000        586,000        401,000
                                                       ----------     ----------     ----------     ----------

       COST OF NET REVENUES                             1,953,000      1,783,000      3,624,000      3,619,000

    Selling, general and administrative                 1,861,000      2,185,000      3,769,000      4,296,000
    Provision for doubtful accounts                       178,000        217,000        568,000        430,000
    Amortization of intangible assets                     106,000        100,000        207,000        199,000
    Merger expense                                         46,000           --          170,000           --
                                                       ----------     ----------     ----------     ----------
    TOTAL COST AND EXPENSES                             4,144,000      4,285,000      8,338,000      8,544,000
                                                       ----------     ----------     ----------     ----------

    OPERATING  INCOME                                     176,000        148,000        333,000        321,000

    Interest expense, net                                 123,000        106,000        230,000        214,000
                                                       ----------     ----------     ----------     ----------

    Income before provision for income taxes               53,000         42,000        103,000        107,000

    Provision  for income taxes                            23,000         18,000         45,000         38,000
                                                       ----------     ----------     ----------     ----------

NET  INCOME                                            $   30,000     $   24,000     $   58,000     $   69,000
                                                       ==========     ==========     ==========     ==========

Per share data :

    Net income per common share:
        Basic                                          $     0.00     $     0.00     $     0.01     $     0.01
                                                       ==========     ==========     ==========     ==========

        Diluted                                        $     0.00     $     0.00     $     0.01     $     0.01
                                                       ==========     ==========     ==========     ==========

    Weighted average number of shares outstanding:
        Basic                                           7,200,009      7,145,049      7,200,009      7,145,049
                                                       ==========     ==========     ==========     ==========

        Diluted                                         7,210,945      7,145,049      7,210,041      7,145,049
                                                       ==========     ==========     ==========     ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -

                                                                           FOR THE
                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $    58,000      $    69,000
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization expense                             793,000          670,000
    Disposal of rental equipment
     Write off of rental equipment                                     11,000           37,000
     Provision for doubtful accounts                                  568,000          430,000
     Deferred tax asset                                                45,000           38,000
     Non cash compensation                                              7,000            9,000
    Changes in operating assets and liabilities:
     Accounts receivable                                             (136,000)         152,000
     Inventory                                                       (116,000)          52,000
     Prepaid expenses and other current assets                        (25,000)         184,000
     Other assets                                                      (3,000)          (8,000)
     Accounts payable and accrued expenses                           (300,000)         (52,000)
                                                                  -----------      -----------
          Net cash provided by operating activities                   902,000        1,581,000
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental equipment                                     (78,000)        (466,000)
  Acquisition of property and equipment                              (106,000)        (289,000)
                                                                  -----------      -----------
          Net cash (used in) investing activities                    (184,000)        (755,000)
                                                                  -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from promissory note                                        20,000          223,000
  Proceeds of bank borrowings under credit line                          --            150,000
  Exercise of underwriters warrants                                      --              6,000
  Repayments of credit line and term loan                            (125,000)         (53,000)
  Principal repayments of notes payable to suppliers                 (254,000)        (515,000)
  Repayments of former MRS stockholders notes                        (113,000)        (156,000)
  Principal repayments of notes payable to Adam
    Health Care Equipment Corp.                                      (142,000)        (142,000)
  Principal repayments of capital lease obligations                   (53,000)         (98,000)
                                                                  -----------      -----------
          Net cash (used in) provided by financing activities        (667,000)        (585,000)
                                                                  -----------      -----------

NET INCREASE  (DECREASE) IN CASH AND CASH EQUIVALENTS                  51,000          241,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       84,000          276,000
                                                                  -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   135,000      $   517,000
                                                                  ===========      ===========


                            (continued)

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  - UNAUDITED -
                                   (CONTINUED)


                                                                       FOR THE
                                                                  SIX MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                               ---------------------
                                                                 1999         1998
                                                               --------     --------
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period
        Interest                                               $223,000     $203,000
                                                               --------     --------
        Taxes                                                  $ 20,000
                                                               --------     --------

SUPPLEMENTARY DISCLOSURES OF NON CASH ACTIVITIES:
       Rental equipment acquired under capital lease               --         40,000
       Property and equipment acquired under capital lease      182,000       20,000
       Conversion of trade payables into note payables          125,000         --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE A) - BUSINESS AND BASIS OF PRESENTATION

         Community Care Services, Inc., ("CCS") and its wholly owned subsidiary, Metropolitan Respirator Service, Inc. ("MRS"), (collectively, the "Company") provide home health care services and products consisting primarily of respiratory equipment, rental and sale of durable medical equipment and sell home health care supplies primarily in the five boroughs of New York City, and Westchester, Rockland and Nassau Counties in New York State, as well as northern New Jersey. The condensed consolidated financial statements include CCS and its wholly owned subsidiary, MRS. Intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements of the Company for the three and six months ended September 30, 1999 and 1998 included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, the results of operations, and the cash flows for the three and six months ended September 30, 1999 and 1998.

         The results of operations for the three and six months ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 as filed with the Securities and Exchange Commission.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make assumptions that affect the amounts reported in the financial statements and accompanying notes. Such amounts include, among others, the allowance for doubtful accounts, other asset valuation allowances and certain liabilities. Management periodically reevaluates the estimates inherent in certain financial statement amounts and adjusts them accordingly. Actual results could differ from these estimates.

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

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(NOTE C) - MERGER WITH LTTR HOME CARE, LLC

         The Company and LTTR Home Care, LLC ("LTTR") executed a letter of intent effective April 6, 1999 providing for the purchase by LTTR or one of its affiliates of all of the Company's issued and outstanding Common Stock for the price of $1.20 per share, conditioned upon the successful negotiation of a definitive written agreement, which was executed on July 14, 1999 and further described below, and the approval of the Company's shareholders. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from Alan T. Sheinwald, the Company's former President and Chief Executive Officer. Also effective April 6, 1999, Dean L. Sloane, Mary Sloane, Joshua Sloane, Craig V. Sloane and The Sloane Family Foundation executed a letter of intent pursuant to which they agreed, for a period of forty-five business days, or such earlier time as negotiations on a definitive merger agreement between LTTR and the Company terminated, not to transfer, encumber, or engage in any discussions or negotiations with respect to their shares of Common Stock.

         On June 14, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Landauer Hospital Supplies, Inc. ("LHS"), a New York corporation and LHS Merger Sub, Inc., a wholly owned subsidiary of LHS ("Merger Sub"). LHS is an affiliate of LTTR and is controlled by the Chairman of the Company's Board of Directors. LTTR had previously acquired 2,126,250 shares of the Company's Common Stock from the Company's former President and Chief Executive Officer. The Merger Agreement provides for the merger of the Company with Merger Sub, with the Company being the surviving entity (the "Merger"). As part of the Merger each shareholder (other than LHS and its affiliates) will receive $1.20 in cash in exchange for each share of Common Stock owned by them. The Merger is subject to the approval of the holders of at least two-thirds of the Company's issued and outstanding Common Stock. If the Merger is approved and consummated, the Company will become a wholly-owned subsidiary of LHS. The Company has agreed that if the Merger is not consummated, the Company will pay LHS a termination fee of $350,000, plus certain other costs.

         On July 17, 1999, the Company filed a preliminary proxy statement with the Securities and Exchange Commission soliciting shareholder approval for the proposed Merger. On August 9, 1999 and August 17, 1999, the Company filed amendments to the preliminary proxy statement in response to comments received from the Securities and Exchange Commission. A definitive proxy statement was filed with the Securities and Exchange Commission on November 4, 1999. A special meeting of the Company's shareholders will be held on December 9, 1999 for the purpose of approving the Merger.

          Costs related to the Merger, consisting mainly of professional fees, were approximately $170,000 for the six month period ended September 30, 1999.

(NOTE D) - COMMITMENTS AND CONTINGENCIES

         On June 4, 1997, a search warrant was executed at the Company's executive offices. The Company was informed that its then Chief Executive Officer, Alan T. Sheinwald, and then Chief Operating Officer, Allan C. Goldfeder, and the Company itself are targets of a U. S. Department of Justice criminal investigation for allegedly improper payments relating to a contract, involving

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Medicare, to provide healthcare services outside of New York State. The Department of Justice has alleged that Messrs. Sheinwald and Goldfeder violated the federal Anti-kickback Statute by causing the Company to make an aggregate payment of $30,000 to a fictitious company named PEG, Inc. based in Georgia. The Company understands that PEG was a vehicle created by the Federal Bureau of Investigation as part of a sting operation involving the healthcare industry. Based on discussions with representatives of the Department of Justice, the Company understands that Messrs. Sheinwald and Goldfeder were allegedly directed by representatives of a customer based in Connecticut to make payments to PEG in exchange for the customer in Connecticut referring patients in need of respiratory supplies to the Company. The Payments made to PEG were paid in monthly installments of $5,000 which commenced in December 1996 and ended in May 1997. No further payments were made to PEG after the execution of the search warrant at the Company's premises In June 1997.

         If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fine of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes related to their employment the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. The Company has cooperated with the government in the Department of Justice criminal investigation. The Department of Justice has indicated that it does not have any current intent to indict the Company, but the Company has not received any assurance that an indictment will not be brought against it in the future. Representatives of the Company were advised that the issuance of indictments against Messrs. Sheinwald and Goldfeder were imminent, but no charges have been filed against either of them as of September 30, 1999.

         The Company believes that its cooperation with the government in the Department of Justice investigation and the severance of Mr. Sheinwald's ties to the Company by virtue of the sale of his shares to Alan J. Landauer will have a positive effect on the government's assessment of the Company and its decision regarding whether to issue charges against the Company. There can be no assurance, however, as to whether these or other factors will ultimately result in the Department of Justice determining not to charge the Company with criminal wrongdoing. The Company does not anticipate that the surrender of its Medicaid provider number in favor of conducting its Medicaid business through Metropolitan will have an impact on the sanctions that might be imposed against the Company.

          The Company currently has a $2,800,000 line of credit with the Bank of New York (the "Bank") with interest payable at the prime rate. As of September 30, 1999, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed. The credit facility is callable by the Bank at any time. The Bank has transferred the administration of the credit facility within the Bank to its Asset Recovery Department.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Merger, if consummated, would provide the Company with sufficient capital to satisfy its obligations to the Bank and to take advantage of market opportunities.

         In March 1998, the Company entered into an agreement to finance a new computer system with BNY Leasing ("BNY") formerly Tokai Financial Services, Inc. The agreement initially allowed the Company to draw down $600,000 under a line of credit. BNY had capped the line at $480,000 until the Federal Investigation, as discussed above was resolved. The Company has drawn down approximately $472,000 under the line of credit, and converted the line of credit into a master lease agreement payable over thirty six months, with monthly payments of approximately $16,000. The master lease agreement bears interest at 11.6%. As of September 30, 1999, the outstanding balance of the master lease agreement is approximately $416,000. The master lease is collaterized by a lien on all of the Company's assets, subordinate to prior lienholders.

         In April 1999, the Company entered into restated and amended employment agreements with two officers providing for base annual compensation of $225,000 and expiring on May 10, 2004, but which may be extended for additional one year terms upon mutual written agreement.

         In September 1999, the Company borrowed $20,000 from LHS evidenced by a note bearing interest at 6.0%. The interest and principal is due September 2000. In, August 1999, the Company repaid the LHS note.

         In July 1999, the Company converted approximately $125,000 of trade payables into non-interest bearing supplier note payables, which is payable over twelve months with monthly payments of approximately $10,000.

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

RECENT DEVELOPMENTS

         On July 17, 1999, the Company filed a preliminary proxy statement with the Securities and Exchange Commission soliciting shareholder approval for the proposed Merger. On August 9, 1999 and August 17, 1999, the Company filed amendments to the preliminary proxy statement in response to comments received from the Securities and Exchange Commission. A definitive proxy statement was filed with the Securities and Exchange Commission on November 4, 1999. A special meeting of the Company's shareholders will be held on December 9, 1999 for the purpose of approving the Merger.

INVESTIGATIONS BY U.S. DEPARTMENT OF JUSTICE AND NEW YORK STATE DEPARTMENT OF HEALTH

                  If the Company is charged with criminal wrongdoing and it is determined that the Company engaged in criminal wrongdoing, the Company will be subject to criminal penalties, which may include a fine of $1,000,000 or more and an order of restitution, would be terminated as a Medicaid and Medicare services provider, and could also be at risk of having its contracts with private insurers and other non-governmental agencies terminated. Additionally, even if the Company is not charged with criminal wrongdoing itself, but one or more past or present officers or employees are convicted of crimes related to their employment the Company could be terminated as a Medicaid and Medicare provider. In these circumstances, although the Company would not be subject to automatic exclusion from such programs, it could be at risk of having its contracts with private insurers and other non-governmental agencies terminated. The Company has cooperated with the government in the

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Department of Justice criminal investigation. The Department of Justice has indicated that it does not have any current intent to indict the Company, but the Company has not received any assurance that an indictment will not be brought against it in the future. Representatives of the Company were advised that the issuance of indictments against Messrs. Sheinwald and Goldfeder were imminent, but no charges have been filed against either of them as of September 30, 1999.

         The Company believes that its cooperation with the government in the Department of Justice investigation and the severance of Mr. Sheinwald's ties to the Company by virtue of the sale of his shares to Alan J. Landauer will have a positive effect on the government's assessment of the Company and its decision regarding whether to issue charges against the Company. There can be no assurance, however, as to whether these or other factors will ultimately result in the Department of Justice determining not to charge the Company with criminal wrongdoing. The Company does not anticipate that the surrender of its Medicaid provider number in favor of conducting its Medicaid business through Metropolitan will have an impact on the sanctions that might be imposed against the Company.

MEDICAL REIMBURSEMENT FOR OXYGEN THERAPY SERVICES

         The Balanced Budget Act (the "Budget Act") was signed by President Clinton on August 5, 1997. The Budget Act provides for reductions in Medicare reimbursement rates for oxygen and certain oxygen equipment. Oxygen reimbursement rates were reduced to seventy five percent (75%) of their 1997 levels, beginning January 1, 1998 and to seventy percent (70%) of their 1997 levels beginning January 1, 1999. In addition, Consumer Price Index increases in oxygen reimbursement rates will not resume until the year 2003. The results for the three and six months ended September 30, 1999 reflect the reduction for the aforementioned Medicare reimbursement rates as compared to the three and six months ended September 30, 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

         NET REVENUES - Net revenues decreased by approximately $113,000 or 2.5% to $4,320,000 for the three months ended September 30, 1999 from $4,433,000 for the three months ended September 30, 1998. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, additional reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

         COST OF NET REVENUES - Cost of net revenues increased by approximately $170,000 or 9.5% to $1,953 for the three months ended September 30, 1999 from $1,783,000 for the three months ended September 30, 1998. Cost of net revenues increased as a percentage of net revenues to 45.2% for the three months ended September 30, 1999 from 40.2% for the three months ended September 30, 1998. The increase in cost of net revenues as a percentage of net revenues for the period ended September 30, 1999 is primarily attributable to an increase in sales of medical supplies which have a higher product cost.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $324,000 or 21.4% to $1,861,000 for the three months ended September 30, 1999 from $2,185,000 for the three months ended September 30, 1998, and also decreased as a percentage of net revenues to 43.1% from 49.3%. The reduction in selling, general and administrative expenses is primarily attributable to cost reduction programs and a reduction in personnel. Included in selling, general and administrative for the three months ended September 30, 1999 and 1998, is approximately $8,000 and $14,000, respectively, of legal expenses related to the investigation by the U.
S. Department of Justice (See Note D).

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company recorded a provision for doubtful accounts of approximately $178,000 for the three months ended September 30, 1999 as compared with $217,000 for the three months ended September 30, 1998.

         MERGER EXPENSE - The Company also incurred approximately $46,000 of professional fees related to the Merger for the three month period ended September 30, 1999.

         OPERATING INCOME - The Company generated operating income of approximately $176,000 for the three months ended September 30, 1999 as compared to an operating income of $148,000 for the three months ended September 30, 1998.

         INTEREST EXPENSE, NET - Interest expense, net decreased by approximately $17,000 to $123,000 for the three months ended September 30, 1999 from $106,000 for the three months ended September 30, 1998.

         NET INCOME - The Company had a net income of approximately $30,000 for the three months ended September 30, 1999 as compared with net income of $24,000 for the three months ended September 30, 1998.

SIX MONTHS ENDED SEPTEMBER 30, 1999 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1998

         NET REVENUES - Net revenues decreased by approximately $194,000 or 2.2% to $8,671,000 for the six months ended September 30, 1999 from $8,865,000 for the six months ended September 30, 1998. The decrease in net revenues was primarily attributable to certain external factors that continued to impact the Company including, additional reductions in the oxygen reimbursements rates as a result of the Budget Act, reductions in reimbursement rates by certain third party payors and a reduction in referral based business.

         COST OF NET REVENUES - Cost of net revenues increased by approximately $5,000 or 0.2% to $3,624,000 for the six months ended September 30, 1999 from $3,619,000 for the six months ended September 30, 1998. Cost of net revenues increased as a percentage of net revenues to 41.8% for the six months ended September 30, 1999 from 40.8% for the six months ended September 30, 1998. The decrease in cost of net revenues as a percentage of net revenues for the period ended September 30, 1999 is primarily attributable to increases in sales of medical supplies which have a higher product cost and rental depreciation expense.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses decreased by approximately $527,000 or 12.3% to $3,769,000 for the six months ended September 30, 1999 from $4,296,000 for the six months ended September 30, 1998, and also decreased as a percentage of net revenues to 43.5% from 48.5%. The reduction in selling, general and administrative expenses is primarily attributable to cost reduction programs and a reduction in personnel. Included in selling, general and administrative for the six months ended September 30, 1999 and 1998, is approximately $9,000 and $37,000, respectively, of legal expenses related to the investigation by the U.
S. Department of Justice (See Note D).

         PROVISION FOR DOUBTFUL ACCOUNTS - The Company recorded a provision for doubtful accounts of approximately $568,000 for the six months ended September 30, 1999 as compared with $430,000 for the six months ended September 30, 1998.

         MERGER EXPENSE - The Company also incurred approximately $170,000 of professional fees related to the Merger for the six month period ended September 30, 1999.

         OPERATING INCOME - The Company generated operating income of approximately $333,000 for the six months ended September 30, 1999 as compared to an operating income of $321,000 for the six months ended September 30, 1998.

         INTEREST EXPENSE, NET - Interest expense, net increased by approximately $16,000 to $230,000 for the six months ended September 30, 1999 from $214,000 for the six months ended September 30, 1998.

         NET INCOME - The Company had a net income of approximately $58,000 for the six months ended September 30, 1999 as compared with net income of $69,000 for the six months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital decreased to a deficiency of approximately $863,000 at September 30, 1999 from working capital deficiency of $1,562,000 at March 31, 1999. The current ratio increased to $.86 at September 30, 1999 from $.79 at March 31, 1999.

         Net cash provided by operating activities was approximately $902,000 for the six months ended September 30, 1999 compared with net cash provided by operating activities of approximately $1,581,000 for the six months ended September 30, 1998. The decrease of approximately $679,000 was primarily attributable to the increase in accounts receivable, inventory, and decreases in accounts payable and accrued expenses.

         Net cash used in investing activities was approximately $184,000 for the six months ended September 30, 1999, compared with approximately $755,000 for the six months ended September 30, 1998. The decrease of approximately $571,000 is primarily attributable to a reduction in the acquisition of equipment.

                  COMMUNITY CARE SERVICES, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Net cash used in financing activities was approximately $667,000 for the six month ended September 30, 1999, compared with net cash used in financing activities of approximately $585,000 for the six months ended September 30, 1998. The increase of approximately $82,000 was primarily attributable to a decrease in borrowings by the Company.

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

          The Company currently has a $2,800,000 line of credit with the Bank of New York with interest payable at the prime rate. As of September 30, 1999, approximately $2,500,000 was drawn down under the line. In July 1997, The Bank of New York notified the Company that it put a $2,500,000 cap on borrowings until the uncertainty surrounding the Federal Investigation of the Company is completed (See Note D). The Bank has transferred the administration of the credit facility within the Bank to its Asset Recovery Department.

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

         The Company determined that it would be required to replace or update significant portions of its software and hardware so that its computer systems will properly utilize dates beyond December 31, 1999. The company completed its hardware update in April 1999. The Company presently believes that with the addition of new software, the Year 2000 Issue will be remedied. The Company is in the process of completing its software updates. However, if such replacement is not made, or is not completed in a timely manner, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company has developed a contingency plan for the Year 2000 Issue.

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

                  The Company has and will continue to utilize both internal and external resources to develop and test the software on its systems. The Company is in the process of completing its implementation. The total cost of the year 2000 project and other hardware and software updates is estimated at $1,057,000 and is being funded by a master lease agreement and from operations. To date, the Company has incurred costs of $997,000 related to its Year 2000 compliance efforts.

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


PART II - OTHER INFORMATION

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

(a)      Exhibits
None

(b)      Reports on Form 8-K
         None.

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



                                        COMMUNITY CARE SERVICES, INC.
                                  --------------------------------------------
                                                (Registrant)

Date:  November 15, 1999                      /s/ Saverio D. Burdi
                                    -----------------------------------------
                                               Saverio D. Burdi,
                                            Chief Operating Officer

Date:  November 15, 1999                      /s/ Elia C. Guarneri
                                    -----------------------------------------
                                               Elia C. Guarneri,
                                             Chief Financial Officer
                                    Principal Financial & Accounting Officer